Form 10-K405
period 1999-03-31
MRI MEDICAL DIAGNOSTICS INC
filed 2000-02-04
CIK 217165

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20429

                                FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1999

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                        Commission file Number 0-8735

                      MRI Medical Diagnostics, Inc.
         (Exact name of registrant as specified in its charter)

          Colorado                                84-0682860
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)

 480 Camino Del Rio South, Suite 140
        San Diego, California                        92108
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  (619) 718-6370

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class        Name of each exchange on which registered
              None                                 None

Securities registered pursuant to Section (g) of the Act:

                  Common Stock, No Par Value Per Share
                          (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes           No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 if this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 19, 2000, 8,600,657 shares of common stock were effectively outstanding. The aggregate market value of the Registrant's free-trading common stock (8,600,657 shares) held by non-affiliates on January 19, 2000 was approximately $301,023, based on the averaged bid and asked price of the stock on January 19, 2000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of March 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

  Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE:  Form 8-K filed August 8, 1997

PART I

ITEM 1.  BUSINESS

The Registrant, MRI Medical Diagnostics, Inc., a Colorado corporation (the "Company"), was incorporated on November 12, 1971 as Sierra Resources, Inc. The Company changed its name to Petro-Global, Inc. on May 27, 1987, and to MRI Medical Diagnostics, Inc. on February 12, 1992 when, pursuant to a change of control, the Company redirected its business purposes to medical diagnostic imaging services. In July 1993, the Company and its wholly owned subsidiaries each filed for bankruptcy in the Central District Court of California. On November 7, 1995, the Court approved and declared effective a reorganization plan for the Company, which went into effect on January 2, 1996.

Pursuant to the Reorganization Plan, Tri-National Development Corporation, a Wyoming corporation, obtained all of the stock of MRI Grand Terrace, Inc., the Company's wholly owned subsidiary, in partial exchange of which the bankruptcy estate is to receive 30% of the net proceeds on that portion of any resulting judgment issued to MRI Grand Terrace, Inc. out of litigation between Tri-National Development Corporation and MRI Grand Terrace, Inc. against Citizens Business Bank, then Chino Valley Bank. On June 3, 1998, the California Superior Court of San Bernardino County entered a gross judgment in favor of Tri-National Development Corporation and MRI Grand Terrace, Inc. in the approximate amount of $5,000,000. Approximately $4,411,911 of the gross judgment was awarded to MRI Grand Terrace, Inc. The judgment is currently under appeal and, due to the risk of reversal, the Company is unable to estimate the amount of proceeds, if any, that the bankruptcy estate may receive. See, "LEGAL PROCEEDINGS" below.

On July 15, 1997, the Company approved the Agreement and Plan of
Reorganization with Alpine Herbs & Nutrition International, Inc., a Nevada Corporation ("Alpine"). The Agreement provided for the acquisition of 100% of the common stock of Alpine for 4,000,000 post-split shares of the common stock of the Company. The Agreement was later terminated by mutual agreement of the parties.

The Company has no current operations, and has retained the services of Intermountain Capital Corporation to seek possible merger candidates for the Company and to accomplish the sale, merger, exchange, capital investment, loan, joint venture or such other transaction as is deemed advisable subject to the approval of the Company's Board of Directors and shareholders.

ITEM 2.  PROPERTIES

Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS

The Bankruptcy Trustee continues to monitor application of the Company's reorganization plan, specifically with respect to the collection of the judgment rendered in favor of MRI Grand Terrace, Inc. and Tri-National Development Corporation against Citizens Business Bank. Pursuant to the Settlement Agreement approved by the Bankruptcy Court, the bankruptcy estate is entitled to recover 30% of the net proceeds of any judgment received by MRI Grand Terrace, Inc. rendered in the litigation. On August 17, 1998, Citizens Business Bank posted a $7.5 million bond and filed its appeal on June 16, 1999 with the California Court of Appeals, San Bernardino County. Due to the risk of reversal on appeal, the Company is unable to estimate the proceeds, if any, that the bankruptcy estate may recover on the judgment. Any amount recoverable by the bankruptcy estate will be less attorney fees and any fees paid to the trustee.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended March 31, 1999.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "MMDI." On January 11, 2000, the Company was notified that the stock has been tagged with an "E" code, indicating that it will be delisted on February 9, 2000 unless the Company brings itself into compliance with the reporting requirements of the Securities Exchange Act of 1934.

Following is a statement of the high and low bid information for each full quarter since the Company's stock began trading on the OTC in September 1997, including the interim period ending December 31, 1999.

QUARTER              HIGH              LOW            CLOSE
09/30/97              1/2              3/32           13/64
12/31/97             5/16               1/8            5/32
03/31/98            11/64              3/64            3/64
06/30/98             5/64              3/64            3/64
09/30/98             3/32              3/64            3/64
12/31/98             3/64              1/32            1/32
03/31/99             1/16              1/32            3/64
06/30/98             3/32              1/32            1/32
09/30/98             1/16              1/64            1/64
12/31/99             3/64              1/64            1/32

As of December 31, 1999, there were approximately 2,470 holders of record of the Common Stock.

The Company has not declared any cash dividends on its Common Stock since the Company's formation in November 1971.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data set forth below have been derived from, and are qualified by reference to (i) the audited Consolidated Financial Statements of the Company for the fiscal year ended March 31, 1999 as compared to the fiscal year ended March 31, 1998 and for the period ended December 31, 1999. The audited financial statements referred to above are included elsewhere herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes included elsewhere herein.

                                         FISCAL YEAR ENDED     NINE-MONTHS
                                              MARCH 31        ENDED DEC. 31
                                     -----------------------  --------------
                                         1998           1999          1999

Income Statement Data:
Operating revenue(1)................$         0    $         0   $         0
Expenses............................$         0    $         0   $         0



Net Income..........................$         0    $         0   $         0
Accumulated deficit, beginning......$(1,563,343)   $(1,563,343)  $(1,563,343)
Accumulated deficit, ending.........$(1,563,343)   $(1,563,343)  $(1,563,343)
                                     ----------      ---------    ----------
    Earnings per share..............$         0    $         0   $         0

Balance Sheet Data (at end of period):
Total assets........................$         0    $         0   $         0
Total debt..........................$     3,413    $     3,413   $     3,413
Total Stockholders equity...........$    (3,413)   $    (3,413)  $    (3,413)

Other Financial Data:
Cash flows..........................$         0    $         0   $         0

(1) Currently, the Company has no operations and is evaluating its options in the acquisition by or merger with another Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1999

The Company had no operation during the fiscal years ended March 31, 1998 and 1999.

NINE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1999

The Company has had no operations during the nine-month periods ended December 31, 1998 and 1999.

Liquidity and Capital Resources

Pursuant to the Reorganization Plan, Tri-National Development Corporation, a Wyoming corporation, obtained all of the stock of MRI Grand Terrace, Inc., the Company's wholly owned subsidiary, in partial exchange of which the bankruptcy estate is to receive 30% of the net proceeds of litigation between MRI Grand Terrace, Inc., Tri-National Development Corporation and Citizens Business Bank to which MRI Grand Terrace, Inc. would be entitled, pending in the California Superior Court, San Bernardino County. On June 3, 1998, the Superior Court entered judgment in favor of MRI Grand Terrace, Inc. and Tri-National Development Corporation in the approximate amount of $5,000,000. The judgment is currently under appeal. See, "LEGAL PROCEEDINGS" above. The Company continues to monitor the appeal, and hopes to use any resulting proceeds in its efforts to locate a potential purchaser or merger candidate. The Company has retained the services of Intermountain Capital Corporation to seek such possible merger candidates for the Company and to accomplish the sale, merger, exchange, capital investment, loan, joint venture or such other transaction as is deemed advisable subject to the approval of the Company's Board of Directors and shareholders.

Year 2000

The company has not experienced any negative effects as a result of the Year 2000 problem, and, because there are no current operations, does not anticipate related difficulties over the next six months. There is no assurance that any of the possible merger candidates that the Company has or will approach will be Year 2000 compliant or that such candidates will not experience Year 2000-related "glitches" over the next six months. As part of its due diligence in locating potential candidates, the Company will determine the Year 2000 compliance of each such candidate.

Forward-Looking Statements

Except for the historical statements and discussions contained herein, statements contained in this report constitute "forward-looking statements" as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of risks and uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

Readers are cautioned not to put undue reliance on such forward-looking statements, each of which speaks only as of the date hereof. Factors and uncertainties that could affect the outcome of such forward-looking statements include, among others, market and industry conditions, increased competition, changes in governmental regulations, general economic conditions, pricing pressures, and the Company's ability to continue its growth and expand successfully into new markets and services. The Company disclaims any intention or obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements and Supplementary Schedule contained in Part IV hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company are elected annually by its shareholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers of the Company are duly elected by its Board of Directors to serve until their respective successors are elected and qualified. The following table sets forth certain information with respect to the directors and executive officers of the Company.

       NAME                    AGE                  POSITION OR OFFICE
       ----                    ---                  ------------------
Jacob J. Parker, M.D.          62             Director and President
William J. Piggott, M.D.       53             Director and Secretary
Javaid I. Sheikh               45             Director and Treasurer

JACOB J. PARKER, M.D. (62), Director and President of the Company since March 24, 1998. Dr. Parker also serves as Vice-President of Medical Development for Tri-National Development Corporation, a reporting company, and has held that position he has held since 1996. Dr. Parker is currently Medical Director and Director of Radiology for several MRI centers and breast imaging centers in Northern California. He was previously Chief of Radiology and Nuclear Medicine at Ross General Hospital, Clinical Professor of Radiology at the University of California, Irvine, and Instructor of Radiology at the University of Southern California Medical Center from 1970 to 1988. Dr. Parker received his M.D. from the University of Manitoba, Canada in 1962.

WILLIAM J. PIGGOTT, M.D. (53), Director and Secretary of the Company since March 24, 1998. Dr. Piggott currently operates an international medical technology consulting firm, I.M.T.E.C., as a sole proprietorship. In the past, he has served with or been a member of the American Society of anesthesiologists, the California Society of Anesthesiologists, the California Medical Association and the San Diego County Medical
Association. Dr. Piggott obtained his M.D. from the University of California at San Diego in 1972.

JAVAID IQBAL SHEIKH, M.D. (45), Director and Vice-President of the Company since March 24, 1998. Dr. Sheikh is an associate professor of psychiatry at the Stanford University School of Medicine, a position he has held since 1986. At the University, Dr. Sheikh's research focuses on studying phenomenology, vulnerability factors, and psychiatric and medical comorbidity of panic disorder in old age, as well as treatment responses to medication in elders with panic disorder. He is presently involved in establishing and extending the University's preliminary finding that Late-Onset Panic Disorder (LOPD) (onset at or after age 55) is a phenomenologically distinct syndrome from Early-Onset Panic Disorder
(EOPD). This is being accomplished by comparing LOPD subjects with EOPD subjects on multiple standardized measures assessing the domains of phenomenology, vulnerability factors, and psychiatric and medical comorbidity. Additionally, his research group has recently completed pilot studies of both pharmacological and nonpharmacological treatment strategies of panic disorder in old age. Presently, they are planning a large-scale study comparing the efficacy of pharmacological and nonpharmacological treatments of panic disorder in older adults. Finally, a pilot project to investigate the phenomenology and treatment of anxiety in older Asian-Americans is underway. Dr. Sheikh obtained his M.D. from King Edward Medical College in 1978.

ITEM 11.      EXECUTIVE COMPENSATION

None of the executive officers listed in Item 10 received compensation for their services during the Company's fiscal year ended March 31, 1999 or the nine-month interim period ended December 31, 1999. The Company is not bound by any employment agreement with past or present employees of the Company, and has no current employers other than the officers listed above.

Director Compensation

None of the directors listed in Item 10 above have received any compensation for their services as directors of the Company for the Company's fiscal year ended March 31, 1999 or the nine-month interim period ended December 31, 1999.

Option Plans

The Company does not currently maintain a stock option plan, employee stock purchase plan or any other employment compensation plan. Currently, there are not outstanding options to purchase MRI stock.

Committees

The Company does not currently have an executive compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of each class of the Company's capital stock beneficially owned as of December 31, 1999 by (I) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's equity securities, (ii) each of the Company's directors and nominees, and (iii) all directors and executive officers of the Company as a group.

TITLE            NAME AND ADDRESS         AMOUNT AND NATURE          PERCENTAGE
OF CLASS         OF BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP    OF CLASS
No Par Value     Jacob J. Parker          18,250 shares(2)           0.2%
Common Stock     Director and President
                 333 Locust Ave.
                 San Rafael, CA  94901

No Par Value     William J. Piggott       11,785 shares(2)           0.1%
Common Stock     Director and Vice-Pres.
                 7833 Lower River Road
                 Grants Pass, OR  97526

No Par Value     Javaid J. Sheikh         20,068 shares(2)           0.2%
Common Stock     Director and Vice-Pres.
                 988 St. Joseph Ave.
                 Los Altos, CA  94024

No Par Value     Michael A. Sunstein      753,449 shares(1)(2)       8.8%
Common Stock     480 Camino Del Rio S.
                 Suite 140
                 San Diego, CA  92108


No Par Value     Paul G. Goss             517,224 shares             6.0%
Common Stock     410 17th St., Suite 1940
                 Denver, CO  80202

No Par Value     Ronald C. Hibbard        1,720,000 shares(3)(4)     19.99%
Common Stock     72-751 Jamie Way
                 Rancho Mirage, CA 92270

No Par Value     Jeanne M. Hibbard        1,560,000 shares(3)(4)     18%
Common Stock     72-751 Jamie Way
                 Rancho Mirage, CA 92270

No Par Value     Rod Jones                1,000,000 shares(4)        11.63%
Common Stock     75-560 Mary Lane
                 Indian Wells, CA  92210

No Par Value     Craig Lesser             466,667 shares             5.4%
Common Stock     20602 Pacific Coast Hwy.
                 Malibu, CA  90265

No Par Value     All directors            50,103 shares              0.6%
Common Stock     and officers
                 as a group

(1)15,616 shares held indirectly for Post Kirby Noonan & Sweat, LLP.(2)During its 1999 calendar year, the Company borrowed $7,000 each from Michael A. Sunstein, Jacob J. Parker, William J. Piggott, Javaid J. Sheikh and Delanorte Investment, Inc. to pay expenses. Each of the lenders has agreed that the Company may pay back the loans in shares of restricted common stock of the Company at a per share rate of $.05. To date, none of these shares have been issued.(3)Includes 1,520,000 shares held jointly by Ronald C. Hibbard and Jeanne M. Hibbard.(4) These shares were issued pursuant to the Agreement and Plan of Reorganization with Alpine Herbs & Nutrition International, Inc., a Nevada Corporation ("Alpine") on July 15, 1997. Of the 4 million shares issued pursuant to this Plan, 3.9 million shares were cancelled and returned to treasury pursuant to the subsequent termination of the Plan.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During its fiscal year ended March 31, 1999 and the nine-month interim period ended December 31, 1999, the Company borrowed funds from each of its officers and directors in an amount of $7,000 each, to be repaid with restricted shares of the Company's common stock at a rate of $.05 per share. These shares have not been issued. These funds, along with $14,000 borrowed from Michael A. Sunstein and Delanorte Investments, Inc., were borrowed in order to pay expenses incurred by the Company, including amounts due to the Company's transfer agent.

Advisory Services Agreement

The Company has retained the services of Intermountain Capital Corporation to seek possible merger candidates for the Company and to accomplish the sale, merger, exchange, capital investment, loan, joint venture or such other transaction as is deemed advisable subject to the approval of the Company's Board of Directors and shareholders. Pursuant to the agreement, the Company is obligated to issue 500,000 shares of its common stock to Intermountain. These shares have not yet been issued.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial information for the Company for the fiscal years ended March 31, 1998 and 1999 is filed as part of this report.

MRI Medical Diagnostics and
   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .F-1
   Balance Sheets at March 31, 1998 and 1999 . . . . . . . . . . . . .F-2
   Statements of Income & Retained Earnings for
   March 31, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . .F-3
   Statements of Cash Flows for March 31, 1998 and 1999. . . . . . . .F-4
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . .F-5

   Balance Sheets at December 31, 1998 and 1999. . . . . . . . . . . .F-6
   Statements of Income & Retained Earnings
   December 31, 1998 and 1999. . . . . . . . . . . . . . . . . . . . .F-7
   Statements of Cash Flows for December 31, 1998 and 1999 . . . . . .F-8
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . .F-9

2. Financial Statement Schedules.

   Not Applicable.

3. Exhibits

Exhibit No.
------------
*3.1      Articles of Incorporation of Registrant.
*3.2      By-Laws of Registrant.
*10.1     MRI/Colorado agreement to acquire MRI/California.
*10.2     MRI/Coloardo agreement to acquire Grand Terrace retirement hotel.
*10.3     MRI/Colorado agreement to acquire Sierra Cardiac.
**10.4 Agreement and Plan of Reorganization dated June 20, 1997 between Registrant and Alpine Herbs & Nutrition International, Inc.
10.5 Advisory Agreement between the Registrant and Intermountain Capital Corporation dated February 19, 1999.
23.1      Consent of Ludlow & Harrison, LLP
23.2      Consent of Popov &  McCullogh, LLP
27.1      Financial Data Schedule
99.1 Order Approving Application to Compromise Controversy entered on August 31, 1995 by Federal Bankruptcy Court.


*    Previously filed with Amended Form 10-K filed June 21, 1993.

**   Previously filed with Form 8-K filed July 15, 1997.

(b)  Reports on Form 8-K

     During the fiscal year ended March 31, 1999, no reports were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MRI Medical Diagnostics, Inc.


Dated: February 4, 2000                  /s/Jacob J. Parker
                                         ----------------------------
                                         Jacob J. Parker, M.D.
                                         President


Dated: February 4, 2000                  /s/William J. Piggott
                                         ----------------------------
                                         William J. Piggott, M.D.
                                         Executive Vice President


Dated: February 4, 2000                  /s/Javaid I. Sheikh
                                         ----------------------------
                                         Javaid I. Sheikh, M.D.
                                         Executive Vice President


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Page
----
Financial Statements

MRI Medical Diagnostics and
   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .F-1
   Balance Sheets at March 31, 1998 and 1999 . . . . . . . . . . . . .F-2
   Statements of Income & Retained Earnings for
    March 31, 1998 and 1999. . . . . . . . . . . . . . . . . . . . . .F-3
   Statements of Cash Flows for March 31, 1998 and 1999. . . . . . . .F-4
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . .F-5

   Balance Sheets at December 31, 1998 and  1999 . . . . . . . . . . .F-6
   Statements of Income & Retained Earnings for
    December 31, 1998 and 1999 . . . . . . . . . . . . . . . . . . . .F-7
   Statements of Cash Flows for December 31, 1998 and 1999 . . . . . .F-8
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . .F-9

                      INDEPENDENT AUDITOR'S REPORT
                      ----------------------------

We have audited the accompanying balance sheets of MRI Medical Diagnostics, Inc. as of March 31, 1998 and 1999, and the related statements of income, retained earnings, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit on accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as assessing the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRI Medical
Diagnostics, Inc. as of March 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ LUDLOW & HARRISON

Ludlow & Harrison
A CPA Corporation

August 13, 1999

                      MRI MEDICAL DIAGNOSTICS, INC.
                             BALANCE SHEETS
                             MARCH 31, 1999



                                                1999                1998
                                                ----                ----

Total Assets                                 $         0         $         0
                                             -----------         -----------


Total Current Liabilities                    $     3,413         $     3,413
                                             -----------         -----------

Stockholders' Equity
   Capitol Stock                               1,559,930           1,559,930
     Common, No Par Value
     Authorized     50,000,000 Shares
     Issued         12,500,657 Shares
     Less: 3,900,000 (Alpine Herbs Cancellation)
                    = 8,600,657
     Preferred, No Par Value
     Authorized     10,000,000 Shares
     Issued         0 Shares

Accumulated Deficit                           (1,563,343)         (1,563,343)
                                             -----------         -----------

Total Stockholders' Equity                   $    (3,413)        $    (3,413)
                                             -----------         -----------

Total Liabilities and
       Stockholders' Equity                  $         0         $         0
                                             -----------         -----------

                      MRI MEDICAL DIAGNOSTICS, INC.
                STATEMENTS OF INCOME & RETAINED EARNINGS
                             MARCH 31, 1999

                                                1999                1998
                                                ----                ----
Revenues                                     $         0         $         0
                                             -----------         -----------

Expenses                                     $         0         $         0
                                             -----------         -----------

Net Income                                   $         0         $         0
                                             -----------         -----------

Accumulated deficit, beginning               $(1,563,343)        $(1,563,343)
                                             -----------         -----------

Accumulated deficit, ending                  $(1,563,343)        $(1,563,343)
                                             -----------         -----------


   Earnings per share                        $         0         $         0
                                             -----------         -----------

                      MRI MEDICAL DIAGNOSTICS, INC.
                         STATEMENT OF CASH FLOWS
                             MARCH 31, 1999


                                                1999                1998
                                                ----                ----
Cash flow for year                           $         0         $         0
                                             -----------         -----------

Cash at beginning of year                    $         0         $         0
                                             -----------         -----------

Cash at end of year                          $         0         $         0
                                             -----------         -----------

                      MRI MEDICAL DIAGNOSTICS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1999


NOTE A     -     SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

   The business of the Company in the past has consisted of the acquisition, development and operation of outpatient medical diagnostic imaging facilities. Currently, the Company is not operating and is evaluating its options in the acquisition or merger with another Company.

                      MRI MEDICAL DIAGNOSTICS, INC.
                             BALANCE SHEETS
                           DECEMBER 31, 1999



                                                1999                1998
                                                ----                ----
Total Assets                                 $         0         $         0
                                             -----------         -----------


Total Current Liabilities                    $     3,413         $     3,413
                                             -----------         -----------

Stockholders' Equity
   Capitol Stock                               1,559,930           1,559,930
     Common, No Par Value
     Authorized     50,000,000 Shares
     Issued         12,500,657 Shares
     Less: 3,900,000 (Alpine Herbs Cancellation)
                    = 8,600,657
     Preferred, No Par Value
       Authorized   10,000,000 Shares
       Issued       0 Shares

Accumulated Deficit                           (1,563,343)         (1,563,343)
                                             -----------         -----------

Total Stockholders' Equity                   $    (3,413)        $    (3,413)
                                             -----------         -----------

Total Liabilities and
      Stockholders' Equity                   $         0         $         0
                                             -----------         -----------

                      MRI MEDICAL DIAGNOSTICS, INC.
               STATEMENTS OF INCOME & RETAINED EARNINGS
                           DECEMBER 31, 1999


                                                1999                1998
                                                ----                ----
Revenues                                     $         0         $         0
                                             -----------         -----------

Expenses                                     $         0         $         0
                                             -----------         -----------

Net Income                                   $         0         $         0
                                             -----------         -----------

Accumulated deficit, beginning               $(1,563,343)        $(1,563,343)
                                             -----------         -----------

Accumulated deficit, ending                  $(1,563,343)        $(1,563,343)
                                             -----------         -----------


   Earnings per share                        $         0         $         0
                                             -----------         -----------

                      MRI MEDICAL DIAGNOSTICS, INC.
                         STATEMENT OF CASH FLOWS
                             DECEMBER 31, 1999


                                                1999                1998
                                                ----                ----
Cash flow for year                           $         0         $         0
                                             -----------         -----------

Cash at beginning of year                    $         0         $         0
                                             -----------         -----------

Cash at end of year                          $         0         $         0
                                             -----------         -----------

                      MRI MEDICAL DIAGNOSTICS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1999



NOTE A     -     SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

   The business of the Company in the past has consisted of the acquisition, development and operation of outpatient medical diagnostic imaging facilities. Currently, the Company is not operating and is evaluating its options in the acquisition or merger with another Company.