Form 10-Q
period 1999-06-30
MRI MEDICAL DIAGNOSTICS INC
filed 2000-02-08
CIK 217165

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20429

                                FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the period ended June 30, 1999
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

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of June 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

  Common Stock, no par value

                      MRI MEDICAL DIAGNOSTICS, INC.
                                FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1999

                                  INDEX

                                                                     PAGE



                     PART I   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

     Balance Sheets at June 30, 1998 and 1999                         3
     Statements of Income & Retained Earnings for
     June 30, 1998 and 1999                                           4
     Statements of Cash Flows for June 30, 1998 and 1999              5
     Notes to Financial Statements                                    6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7

                       PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                           8
ITEM 2.   Changes in Securities                                       8
ITEM 3.   Default Upon Senior Securities                              8
ITEM 4.   Submission of Matters to a Vote of Security Holders         8
ITEM 5.   Other Information                                           8
ITEM 6.   Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                            9

                      MRI MEDICAL DIAGNOSTICS, INC.
                             BALANCE SHEETS
                              JUNE 30, 1999


                                                1999                1998
Total Assets                                 $         0         $         0


Total Current Liabilities                    $     3,413         $     3,413

Stockholders' Equity
   Capitol Stock                               1,559,930           1,559,930
     Common, No Par Value
     Authorized     50,000,000 Shares
     Issued         12,500,657 Shares
     Less: 3,900,000 (Alpine Herbs Cancellation)
                    = 8,600,657
     Preferred, No Par Value
       Authorized   10,000,000 Shares
       Issued                0 Shares

Accumulated Deficit                           (1,563,343)         (1,563,343)

Total Stockholders' Equity                   $    (3,413)        $    (3,413)

Total Liabilities and
     Stockholders' Equity                    $         0         $         0

                      MRI MEDICAL DIAGNOSTICS, INC.
                STATEMENTS OF INCOME & RETAINED EARNINGS
                              JUNE 30, 1999


                                                1999                1998
Revenues                                     $         0         $         0

Expenses                                     $         0         $         0

Net Income                                   $         0         $         0

Accumulated deficit, beginning               $(1,563,343)        $(1,563,343)

Accumulated deficit, ending                  $(1,563,343)        $(1,563,343)


   Earnings per share                        $         0         $         0

                      MRI MEDICAL DIAGNOSTICS, INC.
                         STATEMENT OF CASH FLOWS
                              JUNE 30, 1999

                                                1999                1998
Cash flow for year                           $         0         $         0

Cash at beginning of year                    $         0         $         0

Cash at end of year                          $         0         $         0

                      MRI MEDICAL DIAGNOSTICS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND 1999



NOTE A     -     SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     The business of the Company in the past has consisted of the acquisition, development and operation of outpatient medical diagnostic imaging facilities. Currently, the Company is not operating and is evaluating its options in the acquisition or merger with another Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1999

The Company had no operation during the fiscal years ended March 31, 1998 and 1999.

THREE-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1999

The Company has had no operations during the three-month period ended June 30, 1998 and 1999.

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

                       PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
------------
27.0 Financial Data Schedule

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MRI Medical Diagnostics, Inc.


Dated: February 8, 2000                  /s/Jacob J. Parker
                                         ----------------------------
                                         Jacob J. Parker, M.D.
                                         President


Dated: February 8, 2000                  /s/William J. Piggott
                                         ----------------------------
                                         William J. Piggott, M.D.
                                         Executive Vice President


Dated: February 8, 2000                  /s/Javaid I. Sheikh
                                         ----------------------------
                                         Javaid I. Sheikh, M.D.
                                         Executive Vice President