Form 10-Q
period 1999-12-31
MRI MEDICAL DIAGNOSTICS INC
filed 2000-02-08
CIK 217165

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20429

                                      FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the period ended December 31, 1999
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

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of December 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

  Common Stock, no par value

                      MRI MEDICAL DIAGNOSTICS, INC.
                                FORM 10-Q
                 FOR THE QUARTER ENDED DECEMBER 31, 1999

                                  INDEX

                                                                     PAGE



                     PART I   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

     Balance Sheets at December 31, 1998 and 1999                     3
     Statements of Income & Retained Earnings for
     December 31, 1998 and 1999                                       4
     Statements of Cash Flows for December 31, 1998 and 1999          5
     Notes to Financial Statements                                    6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7

                       PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                           8
ITEM 2.   Changes in Securities                                       8
ITEM 3.   Default Upon Senior Securities                              8
ITEM 4.   Submission of Matters to a Vote of Security Holders         8
ITEM 5.   Other Information                                           8
ITEM 6.   Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                            9

                      MRI MEDICAL DIAGNOSTICS, INC.
                             BALANCE SHEETS
                            DECEMBER 31, 1999



                                                1999                1998
Total Assets                                 $         0         $         0


Total Current Liabilities                    $     3,413         $     3,413

Stockholders' Equity
   Capitol Stock                               1,559,930           1,559,930
     Common, No Par Value
     Authorized     50,000,000 Shares
     Issued         12,500,657 Shares
     Less: 3,900,000 (Alpine Herbs Cancellation)
                    = 8,600,657
     Preferred, No Par Value
       Authorized   10,000,000 Shares
       Issued                0 Shares

Accumulated Deficit                           (1,563,343)         (1,563,343)

Total Stockholders' Equity                   $    (3,413)        $    (3,413)

Total Liabilities and
     Stockholders' Equity                    $         0         $         0

                      MRI MEDICAL DIAGNOSTICS, INC.
                STATEMENTS OF INCOME & RETAINED EARNINGS
                            DECEMBER 31, 1999



                                                1999                1998
Revenues                                     $         0         $         0

Expenses                                     $         0         $         0

Net Income                                   $         0         $         0

Accumulated deficit, beginning               $(1,563,343)        $(1,563,343)

Accumulated deficit, ending                  $(1,563,343)        $(1,563,343)


   Earnings per share                        $         0         $         0

                      MRI MEDICAL DIAGNOSTICS, INC.
                         STATEMENT OF CASH FLOWS
                            DECEMBER 31, 1999



                                                1999                1998
Cash flow for year                           $         0         $         0

Cash at beginning of year                    $         0         $         0

Cash at end of year                          $         0         $         0

                      MRI MEDICAL DIAGNOSTICS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND 1999



NOTE A     -     SIGNIFICANT ACCOUNTING POLICIES

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