Form 10-K405
period 2000-03-31
MRI MEDICAL DIAGNOSTICS INC
filed 2000-06-28
CIK 217165

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20429

                                FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2000

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

Yes        No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 if this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. [X]

As of May 31, 2000, 13,700,657 shares of common stock were effectively outstanding. The aggregate market value of the Registrant's free-trading common stock (6,896,400 shares) held by non-affiliates on May 31, 2000, was approximately $1,131,440.60, based on the averaged bid and asked price of the stock on May 31, 2000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of May 31, 2000, the following shares of the Registrant's common stock were issued and outstanding: Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE:    None

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

     Pursuant to the Reorganization Plan, Tri-National Development Corporation, a Wyoming corporation, obtained all of the stock of MRI Grand Terrace, Inc., the Company's wholly owned subsidiary, in partial exchange of which the bankruptcy estate is to receive 30% of the net proceeds on that portion of any resulting judgment issued to MRI Grand Terrace, Inc. out of litigation between Tri-National Development Corporation and MRI Grand Terrace, Inc. against Citizens Business Bank, then Chino Valley Bank. On June 3, 1998, the California Superior Court of San Bernardino County entered a gross judgment in favor of Tri-National Development Corporation and MRI Grand Terrace, Inc. in the approximate amount of $5,000,000. Approximately $4,411,911 of the gross judgment was awarded to MRI Grand Terrace, Inc. The judgment is currently under appeal and, due to the risk of reversal, the Company is unable to estimate the amount of proceeds, if any, that the bankruptcy estate may receive. See, "LEGAL PROCEEDINGS" below. In the event of recovery on the judgment, the amount received by the Company will be less the amounts due the claimants in the bankruptcy proceedings and fees paid to the bankruptcy trustee. The Company is unable to determine the extent of such claims and fees at this time.

     On July 15, 1997, the Company approved the Agreement and Plan of Reorganization with Alpine Herbs & Nutrition International, Inc., a Nevada Corporation ("Alpine"). The Agreement provided for the acquisition of 100% of the common stock of Alpine for 4,000,000 post-split shares of the common stock of the Company. The Agreement was later rescinded by mutual agreement of the parties and the share certificates for 3,900,000 shares issued were canceled on the Company's books with the understanding that the original certificates would be returned to the Company.

     Current management has become aware that certificates for approximately 2,500,000 of the shares issued as part of the rescinded transaction with Alpine have not been submitted to the Company for cancellation. Management is in the process of trying to obtain these share certificates for cancellation. The Company has issued stop transfer instruction to its transfer agent to prohibit transfer of these shares. However, recent revisions to the Colorado Uniform Commercial Code may result in these instructions being treated as an adverse, third party claim, and the Company may be forced to obtain an injunction to prevent transfer of the shares. Should such an action be necessary, the holders of the certificates may be held liable to the Company for their bad faith retention of the certificates.

     The Company has no current operations, and has retained the services of Intermountain Capital Corporation to seek possible merger candidates for the Company and to accomplish the sale, merger, exchange, capital investment, loan, joint venture or such other transaction as is deemed advisable subject to the approval of the Company's Board of Directors and shareholders.

     On June 1, 2000, the Company received a Letter of Intent from a Delaware corporation, the terms of which would provide for the reverse acquisition of the Company through the acquisition of a majority interest in its common stock. The Letter of Intent has been signed on behalf of the Company; however, there can be no assurance as to if and when the contemplated transaction will be consummated. The parties are still in the due diligence phase of negotiations.

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

     Current management has become aware that certificates for approximately 2,500,000 of the shares issued as part of the rescinded transaction with Alpine have not been submitted to the Company for cancellation. Management is in the process of trying to obtain these share certificates for cancellation. The Company has issued stop transfer instruction to its transfer agent to prohibit transfer of these shares. However, recent revisions to the Colorado Uniform Commercial Code may result in these instructions being treated as an adverse, third party claim, and the Company may be forced to obtain an injunction to prevent transfer of the shares. Should such an action be necessary, the holders of the certificates may be held liable to the Company for their bad faith retention of the certificates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fiscal year ended March 31, 2000.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol "MMDI." Following is a statement of the high and low bid information for each full quarter since the Company's stock began trading on the OTC in September 1997, including the incomplete period ending June 6, 2000.

     QUARTER             HIGH           LOW            CLOSE
     09/30/97              1/2          3/32           13/64
     12/31/97             5/16           1/8            5/32
     03/31/98            11/64          3/64            3/64
     06/30/98             5/64          3/64            3/64
     09/30/98             3/32          3/64            3/64
     12/31/98             3/64          1/32            1/32
     03/31/99             1/16          1/32            3/64
     06/30/98             3/32          1/32            1/32
     09/30/98             1/16          1/64            1/64
     12/31/99             3/64          1/64            1/32
     03/31/00            29/64          1/32             1/4
     06/16/00            21/64           1/8            3/16

     As of December 31, 1999, there were approximately 2,475 holders of record of the Common Stock.

     The Company has not declared any cash dividends on its Common Stock since the Company's formation in November 1971.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data set forth below have been derived from, and are qualified by reference to (i) the audited Consolidated Financial Statements of the Company for the fiscal year ended March 31, 2000 as compared to the fiscal year ended March 31, 1999. The audited financial statements referred to above are included elsewhere herein. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, Management's
Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes included elsewhere herein.

                                                FISCAL YEAR ENDED
                                                    MARCH 31
                                                1999         2000
                                                ----         ----
Income Statement Data:
Operating revenue (1) . . . . . . . . . . . $         0   $         0
Expenses. . . . . . . . . . . . . . . . . .
Net Income. . . . . . . . . . . . . . . . . $         0   $         0
Accumulated deficit, beginning. . . . . . . $(1,563,343)  $(1,582,079)
Accumulated deficit, ending . . . . . . . . $(1,563,343)  $(1,582,079)
                                            -----------   -----------

        Earnings per share. . . . . . . . . $         0   $         0

Balance Sheet Data (at end of period):
Total assets. . . . . . . . . . . . . . . . $         0   $         0
Total debt. . . . . . . . . . . . . . . . . $     3,413   $    22,149
Total Stockholders equity . . . . . . . . . $    (3,413)  $   (22,149)

Other Financial Data:
Cash flows. . . . . . . . . . . . . . . . . $         0   $   (18,736)

(1) Currently, the Company has no operations and is evaluating its options in the acquisition by or merger with another Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 2000

     The Company had no operation during the fiscal years ended March 31, 1999 and 2000.

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

YEAR 2000

     The Company has not experienced any negative effects as a result of the Year 2000 problem, and, because there are no current operations, does not anticipate related difficulties over the next few months. There is no assurance that any of the possible merger candidates that the Company has or will approach will be Year 2000 compliant or that such candidates will not experience Year 2000-related "glitches" over the next six months. As part of its due diligence in locating potential candidates, the Company will determine the Year 2000 compliance of each such candidate.

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

     Reference is made to the Financial Statements contained in Part IV hereof.

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



      NAME                       AGE   POSITION OR OFFICE

      Jacob J. Parker, M.D.      62    Director and Vice-President

      William J. Piggott, M.D.   55    Director and Secretary

      Javaid I. Sheikh           46    Director, President and Treasurer

     JACOB J. PARKER, M.D. (62), Director and Vice-President of the Company since June 20, 2000. He held the office of President for the Company from
March 4, 1998 until that date.   Dr. Parker also serves as Vice-President
of Medical Development for Tri-National Development Corporation, a reporting company, and has held that position he has held since 1996. Dr. Parker is currently Medical Director and Director of Radiology for several MRI centers and breast imaging centers in Northern California. He was previously Chief of Radiology and Nuclear Medicine at Ross General Hospital, Clinical Professor of Radiology at the University of California, Irvine, and Instructor of Radiology at the University of Southern California Medical Center from 1970 to 1988. Dr. Parker received his M.D. from the University of Manitoba, Canada in 1962.

     WILLIAM J. PIGGOTT, M.D. (55), Director and Secretary of the Company since March 24, 1998. Dr. Piggott currently operates an international medical technology consulting firm, I.M.T.E.C., as a sole proprietorship. In the past, he has served with or been a member of the American Society of anesthesiologists, the California Society of Anesthesiologists, the California Medical Association and the San Diego County Medical Association. Dr. Piggott obtained his M.D. from the University of California at San Diego in 1972.

     JAVAID IQBAL SHEIKH, M.D. (46), Director, President and Treasurer of the Company since June 20, 2000. He held the office of Vice-President from March 4, 1998 until appointed President on June 20, 2000. Dr. Sheikh is an associate professor of psychiatry at the Stanford University School of Medicine, a position he has held since 1993. At the University, Dr. Sheikh's research focuses on studying phenomenology, vulnerability factors, and psychiatric and medical comorbidity of panic disorder in old age, as well as treatment responses to medication in elders with panic disorder. Dr. Sheikh obtained his M.D. from King Edward Medical College in 1978.

ITEM 11.     EXECUTIVE COMPENSATION

     None of the executive officers listed in Item 10 received compensation for their services during the Company's fiscal year ended March 31, 2000. The Company is not bound by any employment agreement with past or present employees of the Company, and has no current employees other than the officers listed above.

DIRECTOR COMPENSATION

     None of the directors listed in Item 10 above have received any compensation for their services as directors of the Company for the Company's fiscal year ended March 31, 2000.

OPTION PLANS

     The Company does not currently maintain a stock option plan, employee stock purchase plan or any other employment compensation plan. Currently, there are no outstanding options to purchase MRI stock.

COMMITTEES

     The Company does not currently have an executive compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of each class of the Company's capital stock beneficially owned as of May, 2000, by (i) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's equity securities, (ii) each of the Company's directors and nominees, and (iii) all directors and executive officers of the Company as a group.

TITLE            NAME AND ADDRESS         AMOUNT AND NATURE          PERCENTAGE
OF CLASS         OF BENEFICIAL OWNER      OF BENEFICIAL OWNERSHIP    OF CLASS
No Par Value     Jacob J. Parker          243,317 shares(2)(5)       0.178%
Common Stock     Director and Vice-President
                 333 Locust Ave.
                 San Rafael, CA 94901

No Par Value     William J. Piggott       151,785 shares(2)          0.1%
Common Stock     Director and Secretary
                 7833 Lower River Road
                 Grants Pass, OR 97526


No Par Value     Javaid I. Sheikh         160,068 shares(2)          0.12%
Common Stock     Director, President
                 and Treasurer
                 988 St Joseph Ave,
                 Los Altos, CA 94024

No Par Value     Michael A. Sunstein      1,351,488 shares(1)(2)     9.86%
Common Stock     480 Camino del Rio South
                 Suite 140
                 San Diego, CA 92108

No Par Value     Ronald C. Hibbard        1,720,000 shares(3)(4)     12.56%
Common Stock     72-751 Jamie Way
                 Rancho Mirage, CA 92270

No Par Value     Jeanne M. Hibbard        1,560,000 shares(3)(4)     11.38%
Common Stock     72-751 Jamie Way
                 Rancho Mirage, CA 92270


No Par Value     Rod Jones                1,000,000 shares(4)         7.3%
                 75-560 Mary Lane
                 Indian Wells, CA 92210

No Par Value     All directors and          555,170 shares            0.41%
Common Stock     officers as a group


(1) Includes 15,616 shares held indirectly for Post Kirby Noonan & Sweat, LLP, 401,948 shares held by Tri-National Development Corporation, a company in which Mr. Sunstein is an officer, director and majority shareholder, and 140,000 issued on February 17, 2000 as repayment of a loan to the Company.

(2) During its 1999 calendar year, the Company borrowed $7,000 each from Jacob J. Parker, William J. Piggott, Javaid J. Sheikh and Michael A. Suntein to pay expenses. Each of the lenders agreed that the Company could pay back the loans in shares of restricted common stock of the Company. On February 17, 2000, the Company issued 140,000 shares each to these persons as repayment of their loans to the Company.
(3)  Includes 1,520,000 shares held jointly by Ronald C. Hibbard and Jeanne
M. Hibbard and 40,000 shares held in trusts for which Mrs. Hibbard acts as trustee. Mr. Hibbard is deceased and 200,000 of the 1,720,00 shares attributable to him are apparently being held by his estate.
(4) These shares were issued pursuant to the Agreement and Plan of Reorganization with Alpine Herbs & Nutrition International, Inc., a Nevada Corporation ("Alpine") on July 15, 1997. Of the 4 million shares issued pursuant to this Plan, 3.9 million shares were cancelled and returned to treasury pursuant to the subsequent recission of the Plan.
(5) Includes 85,067 shares held by Ross Radiology Medical Group, Inc., Dr. Parker's pension trust.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During its fiscal year ended March 31, 1999 and the nine-month interim period ended December 31, 1999, the Company borrowed funds from each of its officers and directors in an amount of $7,000 each, to be repaid with restricted shares of the Company's common stock. On February 17, 2000, the Company issued 140,000 shares each to its officers and directors in full payment of these loans. These funds, along with $14,000 borrowed from Michael A. Sunstein and Delanorte Investments, Inc., were borrowed in order to pay expenses incurred by the Company, including amounts due to the Company's transfer agent. In February 2000, the Company issued 140,000 shares to each of Palomar Investment, Inc., a company in which Michael A. Suntein, as community property with his spouse, maintains a majority ownership interest, and Delanorte Investments, Inc. in repayment of these loans.

ADVISORY SERVICES AGREEMENT

     The Company has retained the services of Intermountain Capital Corporation to seek possible merger candidates for the Company and to accomplish the sale, merger, exchange, capital investment, loan, joint venture or such other transaction as is deemed advisable subject to the approval of the Company's Board of Directors and shareholders. Pursuant to the agreement, the Company issued 500,000 shares of its common stock to Intermountain in February 2000.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial information for the Company for the fiscal years ended March 31, 1999 and 2000 is filed as part of this report.

MRI Medical Diagnostics and
   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .F-1
   Balance Sheets at March 31, 1999 and 2000 . . . . . . . . . . . . .F-2
   Statements of Income & Retained Earnings for
   March 31, 1999 and 2000 . . . . . . . . . . . . . . . . . . . . . .F-3
   Statements of Cash Flows for March 31, 1999 and 2000. . . . . . . .F-4
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . .F-5

2. Financial Statement Schedules.

   Not Applicable.

3. Exhibits

Exhibit No.
------------
*      3.1     Articles of Incorporation of Registrant.
*      3.2     By-Laws of Registrant.
*     10.1     MRI/Colorado agreement to acquire MRI/California.
*     10.2     MRI/Colorado agreement to acquire Grand Terrace retirement hotel.
*     10.3     MRI/Colorado agreement to acquire Sierra Cardiac.
**    10.4     Agreement and Plan of Reorganization dated June 20, 1997
               between Registrant and Alpine Herbs & Nutrition
               International, Inc.
***   10.5     Advisory Agreement between the Registrant and Intermountain
               Capital Corporation dated February 19, 1999.
      23.1     Consent of Ludlow & Harrison, LLP
      23.2     Consent of Popov &  McCullogh, LLP
      27.1     Financial Data Schedule
***   99.1     Order Approving Application to Compromise Controversy
               entered on August 31, 1995 by Federal Bankruptcy Court.

*   Previously filed with Amended Form 10-K filed June 21, 1993.

**  Previously filed with Form 8-K filed July 15, 1997.

*** Previously filed with Form 10-K filed February 4, 2000.

(b)  Reports on Form 8-K

     During the fiscal year ended March 31, 1999, no reports were filed on Form 8-K.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MRI MEDICAL DIAGNOSTICS, INC.


Dated:  June 28, 2000          /s/ JACOB J. PARKER
                               --------------------------------------
                               Jacob J. Parker, M.D.
                               Executive Vice-President



Dated: June 28, 2000           /s/ WILLIAM J. PIGGOTT
                               --------------------------------------
                               William J. Piggott, M.D.
                               Secretary



Dated: June 28, 2000           /s/ JAVAID I. SHEIKH
                               --------------------------------------
                               Javaid I. Sheikh, M.D.
                               President

INDEX TO FINANCIAL STATEMENTS

MRI Medical Diagnostics and
   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .F-1
   Balance Sheets at March 31, 1999 and 2000 . . . . . . . . . . . . .F-2
   Statements of Income & Retained Earnings for
    March 31, 1999 and 2000. . . . . . . . . . . . . . . . . . . . . .F-3
   Statements of Cash Flows for March 31, 1999 and 2000. . . . . . . .F-4
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . .F-5

                            LUDLOW & HARRISON
                            a CPA corporation

3545 Camino Del Rio South, Suite D                         (619) 283-3333
San Diego, CA 92108                                    Fax: (619) 2837997



                      INDEPENDENT AUDITOR'S REPORT
                      ----------------------------

We have audited the accompanying balance sheets of MRI Medical Diagnostics, Inc. as of March 31, 1999 and 2000, and the related statements of income, retained earnings, cash flows and stockholders' equity for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRI Medical
Diagnostics, Inc. as of March 31, 1999 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ LUDLOW & HARRISON

Ludlow & Harrison
A CPA Corporation

June 19, 2000

                      MRI MEDICAL DIAGNOSTICS, INC.
                             Balance Sheets
                                March 31,


                                            2000           1999
                                            ----           ----

Total Assets                                $        -     $        -
                                            ==========     ==========

Accounts Payable                            $   22,149     $    3,413
                                            ----------     ----------
Total Current Liabilities                       22,149          3,413
                                            ----------     ----------

Stockholders' Equity
 Capital Stock
    Common, no par value
    Authorized 50,000,000 shares,
    outstanding  8,600,657 shares

    Preferred, no par value
    Authorized 10,000,000 shares,
    no shares issued                         1,599,930      1,599,930

  Accumulated Deficit                       (1,582,079)    (1,563,343)
                                            ----------     ----------

Total Stockholders' Equity                 (    22,149)    (    3,413)
                                            ----------     ----------

Total Liabilities and Stockholders' Equity  $        -     $        -
                                            ==========     ==========









See accountant's report and notes to financial statements.

                      MRI MEDICAL DIAGNOSTICS, INC.
               Statements of Income and Retained Earnings
                                March 31,



                                            2000           1999
                                            ----           ----

Revenues                                    $        -     $        -

Expenses                                        18,736              -
                                            ----------     ----------

Net Income                                  (   18,736)             -

Accumulated deficit, beginning              (1,563,343)    (1,563,343)
                                            ----------     ----------

Accumulated deficit, ending                $(1,563,343)   $(1,563,343)
                                            ----------     ----------

Earnings per share                          $(   .0022)    $        -
                                            ==========     ==========











See accountant's report and notes to financial statements.

                      MRI MEDICAL DIAGNOSTICS, INC.
                        Statements of Cash Flows
                                March 31,



                                            2000           1999
                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                $(  18,736)    $        -
    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:
        Increase in accounts payable            18,736              -
                                            ----------     ----------


        NET CASH PROVIDED
             BY OPERATING ACTIVITIES                 -              -


CASH AT BEGINNING OF YEAR                            -              -
                                            ----------     ----------

CASH AT OF YEAR                             $        -     $        -
                                            ==========     ==========











See accountant's report and notes to financial statements.

                      MRI MEDICAL DIAGNOSTICS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1999 AND 2000


Note A     -     Significant Accounting Policies

Nature of Business
------------------

The business of the Company in the past has consisted of the acquisition, development and operation of outpatient medical diagnostic imaging facilities. Currently, the Company is not operating and is evaluating its options in the acquisition or merger with another company.

Taxes
-----

The Company owes taxes to the Franchise Tax Board of the State of California. The minimum tax in the State of California for the privilege of doing business within the State of California is $800 per year.