Form 10-K
period 1994-03-31
MRI MEDICAL DIAGNOSTICS INC
filed 2000-07-19
CIK 217165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1994

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

                   SPECIAL NOTE TO ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED MARCH 31, 1994.

The following report covers the year ended March 31, 1994 but it was filed with the Securities and Exchange Commission on or about July 14, 2000.

In July 1993, the Company filed for bankruptcy under Chapter 11 of the Bankruptcy Code. Shortly thereafter, in 1994, the Company ceased filing annual, quarterly and other reports under the Securities Exchange Act of 1934 (the "1934 Act"). During the period from 1993 through 1995, the Company was in bankruptcy proceedings and wound down its operations. By 1995, at which time the Company adopted a plan of reorganization under the Bankruptcy Code, it had ceased operations entirely and had become a publicly-traded shell company, without any operating assets or ongoing business. The Company remains a publicly-traded shell Company as of the date of the filing of this report.

In February 2000, the Company resumed filing current reports under the 1934 Act. In July 2000, the Company filed its past reports for the period from 1994 through 1998. In so doing, the Company decided to provide the most current available information rather than providing dated information. Accordingly, the following report is current through, and speaks as of, the year ended March 31, 2000.

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

     QUARTER              HIGH           LOW           CLOSE
     09/30/97              1/2          3/32           13/64
     12/31/97             5/16           1/8            5/32
     03/31/98            11/64          3/64            3/64
     06/30/98             5/64          3/64            3/64
     09/30/98             3/32          3/64            3/64
     12/31/98             3/64          1/32            1/32
     03/31/99             1/16          1/32            3/64
     06/30/98             3/32          1/32            1/32
     09/30/98             1/16          1/64            1/64
     12/31/99             3/64          1/64            1/32
     03/31/00            29/64          1/32             1/4
     06/30/00            21/64           1/8           11/64

         As of May 31, 2000, there were approximately 2,425 holders of record of the Common Stock.

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

----------------
*   Previously filed with Amended Form 10-K filed June 21, 1993.

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

                               MRI MEDICAL DIAGNOSTICS, INC.


Dated: July 12, 2000           /s/ JACOB J. PARKER
                               --------------------------------------
                               Jacob J. Parker, M.D.
                               Executive Vice-President



Dated: July 12, 2000           /s/ WILLIAM J. PIGGOTT
                               --------------------------------------
                               William J. Piggott, M.D.
                               Secretary



Dated: July 12, 2000           /s/ JAVAID I. SHEIKH
                               --------------------------------------
                               Javaid I. Sheikh, M.D.
                               President

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


/s/ LUDLOW & HARRISON

Ludlow & Harrison
A CPA Corporation

June 19, 2000

                          MRI MEDICAL DIAGNOSTICS, INC.
                                 Balance Sheets
                                    March 31,


                                              2000           1999
                                              ----           ----

Total Assets                                $        -     $        -
                                            ===========    ===========

Accounts Payable                            $   22,149     $    3,413
                                            -----------    -----------
Total Current Liabilities                       22,149          3,413
                                            -----------    -----------

Stockholders' Equity
 Capital Stock
    Common, no par value
    Authorized 50,000,000 shares,
    outstanding  8,600,657 shares

    Preferred, no par value
    Authorized 10,000,000 shares,
    no shares issued                         1,599,930      1,599,930

  Accumulated Deficit                       (1,582,079)    (1,563,343)
                                            -----------    -----------

Total Stockholders' Equity                 (    22,149)    (    3,413)
                                            -----------    -----------

Total Liabilities and Stockholders' Equity  $        -     $        -
                                            ===========    ===========









See accountant's report and notes to financial statements.

                          MRI MEDICAL DIAGNOSTICS, INC.
                   Statements of Income and Retained Earnings
                                    March 31,



                                                 2000           1999
                                                 ----           ----

Revenues                                    $        -     $        -

Expenses                                        18,736              -
                                            -----------    -----------

Net Income                                  (   18,736)             -

Accumulated deficit, beginning              (1,563,343)    (1,563,343)
                                            -----------    -----------

Accumulated deficit, ending                $(1,563,343)   $(1,563,343)
                                            -----------    -----------

Earnings per share                          $(   .0022)    $        -
                                            ===========    ===========











See accountant's report and notes to financial statements.

                          MRI MEDICAL DIAGNOSTICS, INC.
                            Statements of Cash Flows
                                    March 31,



                                                 2000           1999
                                                 ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                $(  18,736)    $        -
    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:
        Increase in accounts payable            18,736              -
                                            -----------    -----------


        NET CASH PROVIDED
             BY OPERATING ACTIVITIES                 -              -


CASH AT BEGINNING OF YEAR                            -              -
                                            -----------    -----------

CASH AT OF YEAR                             $        -     $        -
                                            ===========    ===========











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