Form 10-Q
period 1994-06-30
MRI MEDICAL DIAGNOSTICS INC
filed 2000-07-19
CIK 217165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended June 30, 1994
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

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of June 30, 1999, the following shares of the Registrant's common stock were issued and outstanding: Common Stock, no par value

                  SPECIAL NOTE TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1994

         The following report covers the quarter ended June 30, 1994 but it was filed with the Securities and Exchange Commission on or about July 19, 2000.

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

                          MRI MEDICAL DIAGNOSTICS, INC.
                                    FORM 10-Q
                        FOR THE YEAR ENDED MARCH 31, 2000

                                      INDEX

                                                                                                    PAGE

                          PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
   Independent Auditors' Report........................................................................3
   Balance Sheets at March 31, 1999 and 2000...........................................................4
   Statements of Income & Retained Earnings for
            March 31, 1999 and 2000....................................................................5
   Statements of Cash Flows for March 31, 1999 and 2000................................................6
   Notes to Financial Statements.......................................................................7


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........8

                            PART II OTHER INFORMATION

ITEM 1. Legal Proceedings..............................................................................9
ITEM 2. Changes in Securities..........................................................................9
ITEM 3. Default Upon Senior Securities.................................................................9
ITEM 4. Submission of Matters to a Vote of Security Holders............................................9
ITEM 5. Other Information..............................................................................9
ITEM 6. Exhibits and Reports on Form 8-K..............................................................10

SIGNATURES............................................................................................11

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

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


/s/ LUDLOW & HARRISON

Ludlow & Harrison
A CPA Corporation

June 19, 2000

                          MRI MEDICAL DIAGNOSTICS, INC.
                                 BALANCE SHEETS
                                    MARCH 31,

                                                       2000            1999
                                                       ----            ----
Total Assets                                       $          -    $          -
                                                   =============   =============

Accounts Payable                                   $     22,149    $      3,413
                                                   -------------   -------------
Total Current Liabilities                                22,149           3,413
                                                   -------------   -------------

Stockholders' Equity
 Capital Stock
    Common, no par value
    Authorized 50,000,000 shares,
    outstanding 8,600,657 shares

    Preferred, no par value
    Authorized 10,000,000 shares,
    no shares issued                                  1,599,930       1,599,930

  Accumulated Deficit                                (1,582,079)     (1,563,343)
                                                   -------------   -------------

Total Stockholders' Equity                              (22,149)         (3,413)
                                                   -------------   -------------

Total Liabilities and Stockholders' Equity         $          -    $          -
                                                   =============   =============








See accountant's report and notes to financial statements.

                          MRI MEDICAL DIAGNOSTICS, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                    MARCH 31,

                                                        2000           1999
                                                        ----           ----

Revenues                                           $          -    $          -

Expenses                                                 18,736               -
                                                   -------------   -------------

Net Income                                              (18,736)              -

Accumulated deficit, beginning                       (1,563,343)     (1,563,343)
                                                   -------------   -------------

Accumulated deficit, ending                        $ (1,563,343)   $ (1,563,343)
                                                   =============   =============

Earnings per share                                 $     (.0022)   $          -
                                                   =============   =============











See accountant's report and notes to financial statements.

                          MRI MEDICAL DIAGNOSTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                    MARCH 31,

                                                        2000           1999
                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                       $    (18,736)   $          -
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Increase in accounts payable                     18,736               -
                                                   -------------   -------------

        NET CASH PROVIDED
             BY OPERATING ACTIVITIES                          -               -

CASH AT BEGINNING OF YEAR                                     -               -
                                                   -------------   -------------

CASH AT OF YEAR                                    $          -    $          -
                                                   =============   =============











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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

27.0 Financial Data Schedule

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MRI MEDICAL DIAGNOSTICS, INC.


Dated: July 20, 2000                       /s/ JACOB J. PARKER
                                           -------------------------------------
                                           Jacob J. Parker, M.D.
                                           Executive Vice-President



Dated: July 20, 2000                       /s/ WILLIAM J. PIGGOTT
                                           -------------------------------------
                                           William J. Piggott, M.D.
                                           Secretary



Dated: July 20, 2000                       /s/ JAVAID I. SHEIKH
                                           -------------------------------------
                                           Javaid I. Sheikh, M.D.
                                           President