Form 10-Q
period 1995-06-30
MRI MEDICAL DIAGNOSTICS INC
filed 2000-07-19
CIK 217165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended June 30, 1995
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

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of June 30, 1999, the following shares of the Registrant's common stock were issued and outstanding: Common Stock, no par value

                  SPECIAL NOTE TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1995

         The following report covers the quarter ended June 30, 1995 but it was filed with the Securities and Exchange Commission on or about July 19, 2000.

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

                                           MRI MEDICAL DIAGNOSTICS, INC.


Dated: July 12, 2000                       /s/ JACOB J. PARKER
                                           -------------------------------------
                                           Jacob J. Parker, M.D.
                                           Executive Vice-President



Dated: July 12, 2000                       /s/ WILLIAM J. PIGGOTT
                                           -------------------------------------
                                           William J. Piggott, M.D.
                                           Secretary



Dated: July 12, 2000                       /s/ JAVAID I. SHEIKH
                                           -------------------------------------
                                           Javaid I. Sheikh, M.D.
                                           President