Form 10-K
period 1998-03-31
MRI MEDICAL DIAGNOSTICS INC
filed 2000-07-19
CIK 217165

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1998

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

                   SPECIAL NOTE TO ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED MARCH 31, 1998.

The following report covers the year ended March 31, 1998 but it was filed with the Securities and Exchange Commission on or about July 14, 2000.

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