Form 10QSB
period 2000-06-30
MRI MEDICAL DIAGNOSTICS INC
filed 2000-08-21
CIK 217165

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                         Commission File Number 0-25433

                          MRI MEDICAL DIAGNOSTICS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                              84-0682860
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


150 Hutton Centre Drive, Santa Ana California                     92707
---------------------------------------------                     -----
  (Address of principal executive offices)                      (Zip Code)


                                  714-513-1234
                                  ------------
                           (Issuer's telephone number)


                                (not applicable)
                                ----------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


As of August 15, 2000 the Registrant had 38,416,828 shares of its common stock issued and outstanding.


Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.



                          MRI Medical Diagnostics, Inc.
                                  Balance Sheet
                                  June 30, 2000
                                   (Unaudited)


                                                                    2000
                                                              ----------------

Total Assets                                                  $             0
                                                              ================

Accounts Payable                                              $        46,824
                                                              ----------------

Total Current Liabilities                                              46,824
                                                              ----------------

Stockholders' Equity
   Common stock, no par value, 50,000,000
   shares authorized, 8,600,657 shares
   issued and outstanding
   Preferred stock, no par value, 10,000,000
   shares authorized, no shares issued.                             1,559,930

Accumulated Deficit                                                (1,606,754)
                                                              ----------------

Total Stockholders' Equity                                            (46,824)
                                                              ----------------

Total Liabilities and Stockholders' Equity                    $             0
                                                              ================


    The accompanying notes are an integral part of these financial statements

                          MRI MEDICAL DIAGNOSTICS, INC
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                               THREE MONTHS ENDED
                                    JUNE 30,
                                   (Unaudited)


                                                2000                  1999
                                          ----------------      ----------------

Revenues                                  $             0       $             0

Expenses                                           24,675                     0
                                          ----------------      ----------------

Net Income                                        (24,675)                    0

Accumulated deficit, beginning                 (1,582,079)           (1,563,343)
                                          ----------------      ----------------

Accumulated deficit, ending               $    (1,606,754)      $    (1,563,343)
                                          ----------------      ----------------

Earnings per share                        $             0       $             0
                                          ================      ================


    The accompanying notes are an integral part of these financial statements

                          MRI MEDICAL DIAGNOSTICS, INC.
                             STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED
                                    JUNE 30,
                                   (Unaudited)


                                                2000                 1999
                                          ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                               $       (24,675)     $             0
   Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
       Increase in accounts payable                24,675                    0
                                          ----------------     ----------------

          NET CASH PROVIDED BY
            OPERATING ACTIVITIES                        0                    0

CASH AT BEGINNING OF YEAR                 $             0      $             0
                                          ----------------     ----------------

CASH AT OF YEAR                           $             0      $             0
                                          ================     ================


    The accompanying notes are an integral part of these financial statements

                          MRI MEDICAL DIAGNOSTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


Note A - Organization and Significant Accounting Policies

Nature of Business
------------------

         The Company was incorporated on November 12, 1971 as Sierra Resources, Inc. and changed its name to Petro-Global, Inc. in May 1987 and to MRI Medical Diagnostics, Inc. in February 1992. In July 1993, the Company and its wholly owned subsidiaries each filed for bankruptcy in the Central District Court of California. On November 7, 1995, the Court approved and declared effective a reorganization plan for the Company, which went into effect on January 2, 1996. As of June 30, 2000, the Company is not operating and is evaluating its options as to the acquisition or merger with another company.

Taxes
-----

         The Company owes taxes to the Franchise Tax Board of the State of California. The minimum tax in the State of California for the privilege of doing business within the State of California is $800 per year.

Note B - Subsequent Events

         On July 31, 2000, HomeZipR.com, Corp. ("HomeZipR"), a Delaware corporation, completed a reverse acquisition of the Company pursuant to which the Company acquired all of the outstanding shares of HomeZipR's common stock in exchange for 22,393,671 shares of the Registrant's common stock and 5,000,000 shares of its Series A Preferred Stock (the "Reorganization"). Following the Reorganization, the former shareholders of HomeZipR owned approximately 42% of the Registrant's outstanding common stock and approximately 94% of its outstanding preferred stock. Together, this accounts for approximately 90% of the Company's outstanding voting securities. The Company intends to effect a 1 for 18.85077263 reverse split (the "Reverse Split") of its common stock on or about September 5, 2000. After giving effect to the Reverse Split, and assuming conversion of all of the outstanding Series A Preferred Stock into common stock, the former HomeZipR shareholders will own approximately 90% of the Company's outstanding common stock.

         On July 31, 2000, concurrent with the closing of the Reorganization described above, the Company acquired a division of Mortgage Capital Resource Corporation in exchange for 320,463 shares of the Company's Series A Preferred Stock. The acquired MCR Division is engaged in the business of securing home equity and residential mortgages in several states across the nation.

         In July 2000, the Company issued an aggregate of 2,700,000 shares of its common stock to certain officers, directors and consultants for services rendered during the years 1996 thorough June 2000.

         In July 2000, the Company sold an aggregate of 812,500 shares of its common stock to 2 accredited investors for an aggregate purchase price of $32,500. The sale of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and there was no underwriter involved in the transaction.

ITEM 2.  PLAN OF OPERATION

OVERVIEW

         The Company was incorporated on November 12, 1971 as Sierra Resources, Inc. The Company changed its name to Petro-Global, Inc. in May 1987 and to MRI Medical Diagnostics, Inc. in February 1992. In July 1993, the Company and its wholly owned subsidiaries each filed for bankruptcy in the Central District Court of California. On November 7, 1995, the Court approved and declared effective a reorganization plan for the Company, which went into effect on January 2, 1996. The Company was dormant and had no operations and generated no revenue from 1996 through July 31, 2000. On July 31, 2000, the Company acquired HomeZipR.com Corp. ("HomeZipR") and a division of Mortgage Capital Resource Corporation (the "MCR Division"), both as described in Item 5 below.

PLAN OF OPERATION

         HomeZipR, which the Company recently acquired, was recently formed for the purpose of developing a consumer direct business that will use e-commerce as a delivery mechanism dedicated to providing resources to homeowners. The recently acquired MCR Division is engaged in the business of securing home equity and residential mortgages in several states across the nation. Over the course of the next 12 months, the Company intends to expand upon the MCR Division's current operations, develop the HomeZipR.com web site, provide additional home-related services and grow HomeZipR.com into a leading online resource center for homeowners.

         The Company requires a minimum of $2,000,000 over the next 12 months in order to implement its business plan. The Company expects to fund its capital requirements over the next 12 months through the sale of common stock or other securities. However, the Company does not currently have any financing commitments in place and there can be no assurances that the Company will be able to obtain such financing, on commercially reasonable terms, or at all. A failure to obtain such additional financing is likely to have an adverse effect on the Company's operations.

ADDITIONAL INFORMATION

         The Company is in the process of preparing audited financial statements of HomeZipR and the MCR Division and pro forma financial information which gives effect to the Company's acquisition of HomeZipR and the MCR Division. Such statements and information will be filed with the Securities and Exchange Commission within approximately 60 days as an amendment to the Company's Form 8-K which is being filed on or about the date hereof.

SAFE HARBOR

         This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein, including, without limitation, the early stage nature of the Company's operations and the risks and uncertainties concerning the market acceptance of its services and products; technological changes; increased competition; the Company's ability to raise additional capital; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2000, the Company issued an aggregate of 2,700,000 shares of its common stock to certain officers, directors and consultants for services rendered during the period from 1996 through June 2000. The sale of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and there was no underwriter involved in the transaction.

         In July 2000, the Company sold an aggregate of 812,500 shares of its common stock to 2 accredited investors for an aggregate purchase price of $32,500. The sale of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and there was no underwriter involved in the transaction.

         In July 2000, the Company issued an aggregate of 22,393,671 shares of its common stock and 5,000,000 shares of its Series A Preferred Stock to the 28 former shareholders of HomeZipR.com Corp. in exchange for all of the outstanding shares of HomeZipR.com Corp. The sale of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and there was no underwriter involved in the transaction.

         In July 2000, the Company issued an aggregate of 320,463 shares of its Series A Preferred Stock to Mortgage Capital Resource Corporation in consideration for the purchase of a division of Mortgage Capital Resource Corporation. The sale of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder and there was no underwriter involved in the transaction.

ITEM 5.  OTHER INFORMATION

         (a) On July 31, 2000, HomeZipR.com, Corp. ("HomeZipR"), a Delaware corporation, completed a reverse acquisition of the Company pursuant to which the Company acquired all of the outstanding shares of HomeZipR's common stock in exchange for 22,393,671 shares of the Company's common stock and 5,000,000 shares of its Series A Preferred Stock (the "Reorganization"). Following the Reorganization, the former shareholders of HomeZipR owned approximately 42% of the Company's outstanding common stock and approximately 94% of its outstanding preferred stock. Together, this accounts for approximately 90% of the Company's outstanding voting securities. The Company intends to effect a 1 for 18.85077263 reverse split (the "Reverse Split") of its common stock on or about September 5, 2000. After giving effect to the Reverse Split, and assuming conversion of all of the outstanding Series A Preferred Stock into common stock, the former HomeZipR shareholders will own approximately 90% of the Company's outstanding common stock.

         In connection with the Reorganization, former directors William J. Piggott and Jacob I. Parker resigned, and Kenneth C. Ketner, Kevin Bonds, Donald Olsen and Thomas Deemer were appointed as directors of the Company. Javaid I. Sheikh did not resign and remains a director of the Company.

         (b) On July 31, 2000, concurrent with the closing of the Reorganization described in (a) above, the Company acquired a division of Mortgage Capital Resource Corporation in exchange for 320,463 shares of the Company's Series A Preferred Stock. The acquired division is engaged in the business of brokering home mortgage loans in the Atlanta, Georgia area, and the Company intends to continue such operations.

         (c) The Company expects that it will change its name to HomeZipR Corp. in connection with the Reverse Split which is expected to take place on or about September 5, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K.

         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MRI Medical Diagnostics, Inc.
                                        -----------------------------
                                                (Registrant)

Dated: August 21, 2000              By  /s/ Kenneth Ketner
                                        ------------------
                                        Kenneth Ketner, Chairman


Dated: August 21, 2000              By  /s/ Mansour Heidari
                                        -------------------
                                        Mansour Heidari, Chief Financial Officer