Form 10QSB
period 2000-09-30
HOMEZIPR CORP
filed 2000-11-21
CIK 217165

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

      [ ]            TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

Commission File Number  0-08735

                                 HomeZipR Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Colorado                             84-0682860
     (State or other jurisdiction                    (IRS Employer
   of incorporation or organization)               Identification No.)

             3 Hutton Centre, Suite 150, Santa Ana, California 92707
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  714-513-1234
                           ---------------------------
                           (Issuer's telephone number)


                          MRI Medical Diagnostics, Inc.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X       No
                                -----       -----

As of November 18, 2000, the Company had 16,150,000 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                             Yes          No  X
                                -----       -----


                                 HOMEZIPR CORP.
                                 --------------

                              INDEX TO FORM 10-QSB
                              --------------------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                    ----------------------------------------


      PART I            FINANCIAL INFORMATION

Item 1. Financial Statements                                                         Page
                                                                                     ----

                Condensed Consolidated Balance Sheet
                at September 30, 2000 (unaudited)                                    3

                Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended September 30, 2000
                and September 30, 1999 (unaudited)                                   5

                Condensed Consolidated Statements of Cash Flows for the Six
                Months Ended September 30, 2000 and September 30, 1999
                (unaudited)                                                          6

                Notes to Condensed Consolidated Financial Statements (unaudited)     7

         Item 2.  Management's Discussion and Analysis or Plan of Operation          10

      PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                  13

         Item 2.  Changes in Securities                                              13

         Item 3.  Defaults Upon Senior Securities                                    13

         Item 4.  Submission of Matters to a Vote of Security Holders                14

         Item 5.  Other Information                                                  14

         Item 6.  Exhibits and Reports on Form 8-K                                   14

         Signatures                                                                  15

                                 HOMEZIPR CORP.
                                 --------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                               SEPTEMBER 30, 2000
                               ------------------

                   (IN U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                   -------------------------------------------
                                  (Unaudited)

                                     ASSETS
                                     ------


CURRENT ASSETS
--------------
   CASH AND CASH EQUIVALENTS                                 $          43,026
   -------------------------                                 -----------------
   ACCOUNTS RECEIVABLE                                                  61,300
   -------------------                                       -----------------
   STOCK SUBSCRIPTION RECEIVABLE                                       900,000
   -----------------------------                             -----------------
   DEPOSITS                                                             50,565
   --------                                                  -----------------

     TOTAL CURRENT ASSETS                                            1,054,891
     --------------------                                    -----------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION                  830,868
-----------------------------------------------------        -----------------

TOTAL ASSETS                                                 $       1,885,759
------------                                                 =================

                                 HOMEZIPR CORP.
                                 --------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                               SEPTEMBER 30, 2000
                               ------------------

                   (IN U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                   -------------------------------------------
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES
-----------
   CURRENT LIABILITIES
   -------------------
     ACCOUNTS PAYABLE                                            $      134,872
     ----------------                                            ---------------
     ACCRUED EXPENSES                                                   257,977
     ----------------                                            ---------------
     DUE TO AFFILIATES                                                  234,488
     -----------------                                           ---------------
     REFUND DUE - CANCELLED SHARES                                       45,000
     -----------------------------                               ---------------
     LOANS FROM STOCKHOLDERS                                             43,582
     -----------------------                                     ---------------

       TOTAL CURRENT LIABILITIES                                        715,919
       -------------------------                                 ---------------

   LONG TERM LIABILITIES
   ---------------------

       TOTAL LIABILITIES                                                715,919
       -----------------                                         ---------------

STOCKHOLDERS' EQUITY
--------------------
   PREFERRED STOCK, NO PAR VALUE, 5,000,000 SHARES AUTHORIZED,
   -----------------------------------------------------------
     NO SHARES ISSUED                                                       ---
     ----------------                                            ---------------
   SERIES A PREFERRED STOCK, NO PAR VALUE, 500,000,000 SHARES
   ----------------------------------------------------------
     AUTHORIZED, NO SHARES ISSUED                                           ---
     ----------------------------                                ---------------
   COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES AUTHORIZED
   --------------------------------------------------------
     16,150,000 SHARES ISSUED AND OUTSTANDING                         2,508,322
     ----------------------------------------                    ---------------
   ACCUMULATED DEFICIT                                               (1,338,482)
   -------------------                                           ---------------

       TOTAL STOCKHOLDERS' EQUITY                                     1,169,840
       --------------------------                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    1,885,759
------------------------------------------                       ===============


                                                 HOMEZIPR CORP.
                                                 --------------

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -----------------------------------------------

                                        SIX MONTHS ENDED SEPTEMBER 30, 2000
                                        -----------------------------------

                                   (IN U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   -------------------------------------------
                                                      (Unaudited)
                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                ------------------                       ----------------
                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                   -------------                           -------------

                                             2000                1999                2000                1999
                                         ------------        ------------        ------------        ------------

INCOME
   LOAN ORIGINATION FEES                 $    65,876         $       ---         $    65,876         $       ---
   ---------------------                 ------------        ------------        ------------        ------------

TOTAL INCOME                                  65,876                 ---              65,876                 ---
------------                             ------------        ------------        ------------        ------------

EXPENSES
--------
   COMMISSIONS, COMPENSATION AND             647,209                 ---             647,209                 ---
   -----------------------------         ------------        ------------        ------------        ------------
   BENEFITS
   --------

   OCCUPANCY                                  16,145                 ---              16,145                 ---
   ---------                             ------------        ------------        ------------        ------------
   GENERAL AND ADMINISTRATIVE                277,783                 ---             316,404                 ---
   --------------------------            ------------        ------------        ------------        ------------

TOTAL EXPENSES                               941,137                 ---             979,758                 ---
--------------                           ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                    (875,261)                ---            (913,882)                ---
------------------------                 ------------        ------------        ------------        ------------

PROVISION (BENEFIT) FOR INCOME
------------------------------
TAXES                                            ---                 ---                 ---                 ---
-----                                    ------------        ------------        ------------        ------------

NET LOSS                                 $  (875,261)        $       ---         $  (913,882)        $       ---
--------                                 ============        ============        ============        ============

BASIC LOSS PER SHARE                     $      (.05)        $       ---         $      (.06)        $       ---
--------------------                     ============        ============        ============        ============

DILUTED LOSS PER SHARE                   $      (.05)        $       ---         $      (.06)        $       ---
----------------------                   ============        ============        ============        ============


                                                 HOMEZIPR CORP.
                                                 --------------

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -----------------------------------------------

                                   (IN U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   -------------------------------------------
                                                  (Unaudited)
                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                   ------------------------------

                                                                       2000              1999
                                                                  -------------     -------------

NET CASH USED IN OPERATING ACTIVITIES                             $   (652,452)     $        ---
                                                                  -------------     -------------

NET CASH USED IN INVESTING ACTIVITIES                                 (781,739)              ---
                                                                  -------------     -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,395,867               ---
                                                                  -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (38,324)              ---

CASH AND CASH EQUIVALENTS, beginning of period                          81,350               ---
                                                                  -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                          $     43,026      $        ---
                                                                  =============     =============


NON-CASH INVESTING AND FINANCING
ACTIVITIES
    Asset purchases and liabilities assumed in the reverse
acquisition
       Assets acquired                                            $    608,271      $        ---
       Liabilities assumed                                             (46,824)              ---
       Common stock issued                                            (561,447)              ---
                                                                  -------------     -------------

              Cash paid for acquisition                           $        ---      $        ---
                                                                  =============     =============

SUPPLEMENTAL INFORMATION, CASH PAID FOR:
    Interest                                                      $        ---      $        ---
                                                                  =============     =============

    Income taxes                                                  $        ---      $        ---
                                                                  =============     =============

                                 HOMEZIPR CORP.
                                 --------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

                           SEPTEMBER 30, 1999 AND 2000
                           ---------------------------



A.       NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of HomeZipR Corp. (the "Company") and all of the Company's wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The Company was formed March 14, 2000 and therefore the operating results for the three and six months periods ended September 30, 1999 do not reflect any activity.

B.       NOTE 2 - ORGANIZATION

         On July 31, 2000, MRI Medical Diagnostics, Inc. ("MRI") conducted a reorganization with HomeZipR.com Corp. ("HomeZipR"), a Delaware Corporation. Pursuant to the terms of a Securities Purchase and Plan or Reorganization between MRI and the stockholders of HomeZipR, MRI acquired all of the outstanding shares of HomeZipR's common stock in exchange for 22,393,671 shares of MRI's common stock and 5,000,000 shares of its Series A Preferred Stock (the "Reorganization"). Following the Reorganization, the former stockholders of HomeZipR owned approximately 42% of the Registrant's outstanding common stock and approximately 94% of its outstanding preferred stock. Together, this accounted for approximately 90% of the Registrant's total outstanding voting power. Effective after the reverse acquisition, the Company approved a 1 for
18.85077263 reverse split (the "Reverse Split") of its common stock. Also effective after the reverse acquisition the stockholders of the Series A Preferred Stock converted into common stock. Because the stockholders of HomeZipR owned approximately 90% of the outstanding shares of the common stock of the Company after giving effect to the Reorganization, the acquisition of HomeZipR was considered a reverse merger, and HomeZipR has been deemed the acquirer for accounting purposes. As such, the equity of HomeZipR has been carried forward as the equity of the Company. Subsequent to the reorganization, the Company changed its name to HomeZipR Corp.

         HomeZipR was recently formed for the purpose of developing a consumer direct business that will use e-commerce as a delivery mechanism dedicated to providing resources to homeowners. The Company is engaged in the business of securing home equity and residential mortgages in several states across the nation. Over the course of the next twelve (12) months, the Company intends to expand upon its current operations, develop the HomeZipR.com web site, and provide additional home-related services.

         (i)     NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         METHOD OF ACCOUNTING - The consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

C.       NOTE 4 - LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share:

                                               Six Months Ended September 30,
                                               ------------------------------

                                                 2000                  1999
                                            --------------        --------------

Net loss                                    $    (913,882)        $         ---
                                            ==============        ==============

Weighted average shares outstanding:

    Basic                                      16,150,000                   ---
                                            ==============        ==============

    Diluted                                    16,150,000                   ---
                                            ==============        ==============

    Basic loss per share                    $        (.06)        $         ---
                                            --------------        --------------
    Diluted loss per share                  $        (.06)        $         ---
                                            --------------        --------------

         (i)      NOTE 5 - ACQUISITION OF ASSETS

         On July 31, 2000, concurrent with the closing of the Reorganization described above, the Company acquired certain fixed assets in exchange for 320,463 shares of the Company's Series A Preferred Stock. The stockholders of the Series A Preferred Stock have subsequently converted their shares into 850,000 shares of common stock.

         NOTE 6 - COMMITMENTS AND CONTINGENCIES

         On October 3, 2000, Household Commercial Financial Services, Inc. ("Household") filed a complaint against the Company, one of its directors, Kenneth C. Ketner, and Mortgage Capital Resource Corporation ("MCR"), among others. Household alleged that it had provided a mortgage banking warehouse line of credit to MCR and that the line of credit has been personally guaranteed by Mr. Ketner. The Household complaint alleges that MCR committed certain acts of default under the line of credit and seeks recovery of monies owed from MCR and Mr. Ketner. The allegations in the Household complaint concerning the Company are that the sale of certain assets by MCR to the Company constituted a fraudulent conveyance based on the failure of the Company to provide adequate consideration to MCR for the purchased assets. The complaint seeks to set aside the sale of the assets by MCR to the Company and an accounting by the Company for all profits and proceeds earned or acquired in exchange for the assets purchased from MCR. The Company intends to vigorously defend the action.

         NOTE 7 - SUBSEQUENT EVENT

         In October 2000, the Company received $900,000 of additional capital in a private placement of 257,151 common shares. This amount is included in stock subscription receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

         HomeZipr Corp., a Colorado corporation formerly known as MRI Medical Diagnostics, Inc. ("Company"), is a development stage company that intends to provide home related products and services to consumers and real estate agents via direct mail using the Internet to communicate with the client once a relationshop has been established. The Company commenced the development of its business model in March 2000 and commenced revenue producing operations on a limited basis during the quarter ended September 30, 2000. The Company intends to launch its Internet portal during the quarter ending March 31, 2001, subject to the receipt of additional capital.

         The Company intends to offer certain home related products and services through its proposed Internet portal, to be located at www.HomeZipR.com. As of the date of this report, the portal is intended to include:

                  o MORTGAGE BROKERAGE SERVICES - The Company intends to provide an Internet portal through which homeowners and potential homeowners can receive a full line of mortgage financing, including first and second mortgages. The Company also intends to offer a full line of home-related products and services, including banking and insurance services, chat rooms, message boards and personalized content.

                  o HOME FURNITURE, FURNISHINGS AND APPLIANCES - The Company intends to offer to consumers through its HomeZipR Club the ability to conduct Internet purchases of home furniture, furnishings and appliances. The HomeZipR Club will be a limited access Internet shopping mall for the sale of home products to consumers who have sourced their financial information through the Company's mortgage financing portal.

                  o SUPPORT SERVICES TO REAL ESTATE AGENTS - The Company is building a web site, located at YourInternetCenter.com, which is intended to serve as a proprietary marketing system for real estate agents. At this site the Company intends to provide agents with a turnkey Internet marketing solution and a bundle of services, including Internet access, a turnkey branded web site, weekly coaching, marketing support and strategies, e-mail capability and other value-based services and content.

         The Company's services will be marketed to consumers and real estate agents through a combination of direct phone and mail marketing from the Company's marketing headquarters in Atlanta, Georgia. The Company's Atlanta facility consists of a call center and a marketing mail center. The mail center currently has the capacity to deliver 2 million pieces of mail per month, including tri-folds, CD-ROMS, and other various types of marketing programs. The call center houses a state-of-the-art phone and computer system which provides the Company with the ability to capture and track consumer data and produce real-time reports for effective analysis of our client's needs and the redirection of our clients towards other products and services to be offered by the Company.

Results of Operations and Financial Condition
---------------------------------------------

         During the quarter ended September 30, 2000, and pending the roll-out of its Internet portal, the Company commenced providing mortgage brokerage services on a limited basis. During the three months ended September 30,2000, the Company generated $65,876 of revenue from loan origination fees against $941,137 of expenses. The Company realized a net loss of $875,261 for the quarter ended September 30, 2000.

         As of September 30, 2000, the Company had working capital of $338,972. However, the Company expects to incur losses from operations for, at least, the next several months and the Company will require significant additional capital.

Plan of Operations
------------------

         As of the date of this report, the Company has completed its Internet portal, assembled its management team and is otherwise ready to commence revenue producing operations through its proposed Internet portal subject to its receipt of a minimum of $500,000 of additional capital. The Company believes that it will require a minimum of $2,000,000 over the next 12 months in order to implement its business plan. The Company intends to raise the necessary capital from the sale of its securities. However, there are no commitments, understandings or arrangements for the purchase of the Company's securities by any third parties and there can be no assurance that the Company will be able to raise the necessary capital as and when needed. The Company's failure to raise the necessary capital on a timely basis will prevent the Company from implementing its proposed business plan and may cause the Company to terminate its operations.

         The report of the Company's independent accountants for the fiscal year ended March 31, 2000 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

Background
----------

         The Company was incorporated in Colorado in November 1971 under the name Sierra Resources, Inc. From inception through 1993, the Company was engaged in a variety of business pursuits, including the operation of a number of medical diagnostic imaging centers from 1992 through 1993. In July 1993, the Company filed for bankruptcy, after which it ceased operations and became dormant. The Company had no operations until July 31, 2000, at which time it acquired HomeZipR.com Corp. and a division of Mortgage Capital Resource Corporation. On September 6, 2000, the Company changed its name to HomeZipR Corp.and conducted a 1 for 18.85077263 reverse split of its outstanding common shares. All common share amounts in this report give effect to the 1 for
18.85077263 reverse split.

         On July 31, 2000, the Company completed its acquisition of HomeZipR.com Corp., a Delaware corporation, pursuant to which the Company purchased all of the outstanding shares of HomeZipR.com Corp. in exchange for 1,200,000 shares of the Company's common stock and 5,000,000 shares of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock was convertible at the option of the holder into 2.65 shares of common stock. In September 2000, the 5,000,000 shares of our Series A Preferred Stock were converted into 13,250,000 common shares.

         Concurrent with the closing of its acquisition of HomeZipR.com Corp., the Company acquired a division of Mortgage Capital Resource Corporation in exchange for 320,463 shares of Series A Preferred Stock. In September 2000, the 320,463 shares of Series A Preferred Stock were converted into 850,000 common shares. The acquired division is engaged in the business of brokering home mortgage loans in the Atlanta, Georgia area, and the assets acquired consist largely of the call and mailing center described above.

         In October 2000, the Company raised $900,000 of capital through the private placement sale of 257,243 units of its securities, each unit consisting of one common share and one common stock purchase warrant, at a price of $3.50 per unit. The unit warrants entitle their holders to purchase one common share at a price of $5.00 per share up through December 31, 2003. The purchasers of the units were provided with certain registration rights. The Company's Chairman of the Board, Kenneth C. Ketner, provided certain guarantees to the unit purchasers in connection with the their purchase of the units.

Forward Looking Statements
--------------------------

         This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties including, but no limited to, the Company's present financial condition and its ability to obtain additional capital as and when needed; its ability to roll-out its Internet portal on a timely basis and the commercial acceptance of the services and products offered through the portal; litigation claims relating to its acquisition of certain assets from Mortgage Capital Resource; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         On October 3, 2000, Household Commercial Financial Services, Inc. ("Household") filed a complaint in the Superior Court of California, County of Orange (Case No. 00cc10590) against the Company, one of its directors, Kenneth
C. Ketner, and Mortgage Capital Resource Corporation ("MCR"), among others. Household alleged that it had provided a mortgage banking warehouse line of credit to MCR and that the line of credit had been personally guaranteed by Mr. Ketner. The Household complaint alleges that MCR committed certain acts of default under the line of credit and seeks recovery of monies owed from MCR and Mr. Ketner. The allegations in the Household complaint concerning the Company are that the sale of certain assets by MCR to the Company constituted a fraudulent conveyance based on the failure of the Company to provide adequate consideration to MCR for the purchased assets. The complaint seeks to set aside the sale of the assets by MCR to the Company and an accounting by the Company for all profits and proceeds earned or acquired in exchange for the assets purchased from MCR. The Company intends to vigorously defend the action.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         In July 2000, the Company issued an aggregate of 7,600 shares of its common stock to certain officers, directors and consultants for services rendered during the period from 1996 through June 2000. The issuance was conducted pursuant to Section 4(2) of the Securities Act of 1933 ("1933 Act") and Rule 506 thereunder. There were no brokers or finders employed in the transaction.

         In July 2000, the Company sold an aggregate of 43,100 shares of its common stock to 2 accredited investors for an aggregate purchase price of $32,500. The issuance was conducted pursuant to Section 4(2) of the 1933 Act and Rule 506 thereunder. There were no brokers or finders employed in the transaction.

         In July 2000, the Company purchased all of the outstanding shares of HomeZipR.com Corp. in exchange for 1,200,000 shares of the Company's common stock and 5,000,000 shares of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock was convertible at the option of the holder into
2.65 shares of common stock. In September 2000, the 5,000,000 shares of Series A Preferred Stock were converted into 13,250,000 common shares. The issuance was conducted pursuant to Section 4(2) of the 1933 Act and Rule 506 thereunder. There were no brokers or finders employed in the transaction.

         In July 2000, the Company acquired a division of Mortgage Capital Resource Corporation in exchange for 320,463 shares of Series A Preferred Stock. In September 2000, the 320,463 shares of Series A Preferred Stock were converted into 850,000 common shares. The issuance was conducted pursuant to Section 4(2) of the 1933 Act. There were no brokers or finders employed in the transaction.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         On September 5, 2000, a special meeting of the shareholders of the Company was held for purposes of seeking shareholder approval for: (i) a proposed amendment to the Company's Articles of Incorporation to reverse split its common stock on a 1 for 18.85077263 basis, and to change the Company's corporate name to HomeZipR Corp.; (ii) the Company's 2000 Stock Option Plan ("Plan"); and (iii) the appointment of Lesley, Thomas, Schwarz & Postma, Inc. as the Company's independent public accountants. Out of a total of 16,150,000 shares of voting stock issued, outstanding and entitled to vote at the meeting, approximately 9,021,752 shares were present at the meeting, all of which were represented in person. All of the matters put before shareholders were approved, with 9,021,752 shares voting in favor of all matters, no votes against and no abstentions

Item 5.  Other Information.
         -----------------

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Exhibits
                  --------

                  27.1  Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  On August 23, 2000, the Company filed a current report on Form 8-K for purposes of reporting a change in its independent public accountants and the change in its control resulting from its acquisition of HomeZipR.com Corp., a Delaware corporation, and certain assets of Mortgage Capital Resource Corporation.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HomeZipR Corp.
                                              (Registrant)


Dated:  November 20, 2000                    By: /S/ RON WASSERMAN
                                                --------------------------
                                                Ron Wasserman,
                                                Chief Financial Officer