Form 10QSB
period 2000-12-31
HOMEZIPR CORP
filed 2001-02-22
CIK 217165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2000

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

         3001 Redhill Avenue, Suite 1-204, Costa Mesa, California 92626
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  714-513-1219
                           ---------------------------
                           (Issuer's telephone number)


                                    N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of February 12, 2001, the Company had 16,150,000 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                             Yes          No  X
                                -----       -----

                                 HOMEZIPR CORP.
                                 --------------

                              INDEX TO FORM 10-QSB
                              --------------------
                    FOR THE QUARTER ENDED DECEMBER 31, 2000
                    ----------------------------------------


      PART I            FINANCIAL INFORMATION

Item 1. Financial Statements                                               Page
                                                                           ----

        Condensed Consolidated Balance Sheet
        at December 31, 2000 (unaudited)                                     3

        Condensed Consolidated Statements of Operations for the
        Three and Nine Months Ended December 31, 2000
        and December 31, 1999 (unaudited)                                    5

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended December 31, 2000 and December 31, 1999
        (unaudited)                                                          6

        Notes to Condensed Consolidated Financial Statements (unaudited)     7

Item 2.  Management's Discussion and Analysis or Plan of Operation          10

      PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                         13

         Item 2.  Changes in Securities                                     13

         Item 3.  Defaults Upon Senior Securities                           13

         Item 4.  Submission of Matters to a Vote of Security Holders       14

         Item 5.  Other Information                                         14

         Item 6.  Exhibits and Reports on Form 8-K                          14

         Signatures                                                         15

                                 HOMEZIPR CORP.
                                 --------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                               DECEMBER 31, 2000
                               ------------------

                                  (Unaudited)

                                     ASSETS
                                     ------


CURRENT ASSETS
--------------
   CASH AND CASH EQUIVALENTS                                 $        13,412
   -------------------------                                 ----------------
   ACCOUNTS RECEIVABLE                                                     0
   -------------------                                       ----------------
   STOCK SUBSCRIPTION RECEIVABLE                                      96,300
   -----------------------------                             ----------------
   DEPOSITS                                                           50,565
   --------                                                  ----------------

     TOTAL CURRENT ASSETS                                            160,277
     --------------------                                    ----------------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION                804,574
-----------------------------------------------------        ----------------

TOTAL ASSETS                                                 $       964,851
------------                                                 ================

                                 HOMEZIPR CORP.
                                 --------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                               DECEMBER 31, 2000
                               ------------------

                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES
-----------
   CURRENT LIABILITIES
   -------------------
     ACCOUNTS PAYABLE                                            $     109,734
     ----------------                                            --------------
     ACCRUED EXPENSES                                                  238,203
     ----------------                                            --------------
     DUE TO AFFILIATES                                                       0
     -----------------                                           --------------
     REFUND DUE - CANCELLED SHARES                                      45,000
     -----------------------------                               --------------
     LOANS FROM STOCKHOLDERS                                                 0
     -----------------------                                     --------------

       TOTAL CURRENT LIABILITIES                                       392,937
       -------------------------                                 --------------

   LONG TERM LIABILITIES                                                     0
   ---------------------

       TOTAL LIABILITIES                                               392,937
       -----------------                                         --------------

STOCKHOLDERS' EQUITY
--------------------
   PREFERRED STOCK, NO PAR VALUE, 5,000,000 SHARES AUTHORIZED,
   -----------------------------------------------------------
     NO SHARES ISSUED                                                      ---
     ----------------                                            --------------
   COMMON STOCK, NO PAR VALUE, 50,000,000 SHARES AUTHORIZED
   --------------------------------------------------------
     16,150,000 SHARES ISSUED AND OUTSTANDING                        2,508,322
     ----------------------------------------                    --------------
   ACCUMULATED DEFICIT                                              (1,936,408)
   -------------------                                           --------------

       TOTAL STOCKHOLDERS' EQUITY                                      571,914
       --------------------------                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     964,851
------------------------------------------                       ==============


                                                 HOMEZIPR CORP.
                                                 --------------

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -----------------------------------------------

                                        NINE MONTHS ENDED DECEMBER 31, 2000
                                        -----------------------------------

                                                      (Unaudited)
                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                ------------------                       ----------------
                                                   DECEMBER 31,                             DECEMBER 31,
                                                   -------------                           -------------

                                             2000                1999                2000                1999
                                         ------------        ------------        ------------        ------------

INCOME
   LOAN ORIGINATION FEES                 $    80,626         $       ---         $   167,467         $       ---
   ---------------------                 ------------        ------------        ------------        ------------

TOTAL INCOME                                  80,626                 ---             167,467                 ---
------------                             ------------        ------------        ------------        ------------

EXPENSES
--------
   COMMISSIONS, COMPENSATION AND             252,556                 ---             889,765                 ---
   -----------------------------         ------------        ------------        ------------        ------------
   BENEFITS
   --------

   OCCUPANCY
                                              48,151                 ---              64,296                 ---
   ---------                             ------------        ------------        ------------        ------------
   GENERAL AND ADMINISTRATIVE                409,165                 ---             725,215                 ---
   --------------------------            ------------        ------------        ------------        ------------

TOTAL EXPENSES                               709,872                 ---           1,679,276                 ---
--------------                           ------------        ------------        ------------        ------------
LOSS BEFORE INCOME TAXES                    (626,246)                ---          (1,511,809)                ---
------------------------                 ------------        ------------        ------------        ------------

PROVISION (BENEFIT) FOR INCOME
------------------------------
TAXES                                            ---                 ---                 ---                 ---
-----                                    ------------        ------------        ------------        ------------

NET LOSS                                 $  (626,246)        $       ---         $(1,511,809)        $       ---
--------                                 ============        ============        ============        ============

BASIC LOSS PER SHARE                     $      (.04)        $       ---         $      (.10)        $       ---
--------------------                     ============        ============        ============        ============

DILUTED LOSS PER SHARE                   $      (.04)        $       ---         $      (.10)        $       ---
----------------------                   ============        ============        ============        ============


                                                 HOMEZIPR CORP.
                                                 --------------

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -----------------------------------------------

                                                  (Unaudited)
                                                                   NINE MONTHS ENDED DECEMBER 31,
                                                                   ------------------------------

                                                                       2000              1999
                                                                  -------------     -------------

NET CASH USED IN OPERATING ACTIVITIES                             $ (1,213,369)     $        ---
                                                                  -------------     -------------

NET CASH USED IN INVESTING ACTIVITIES                                 (731,644)              ---
                                                                  -------------     -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,877,074               ---
                                                                  -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (67,939)              ---

CASH AND CASH EQUIVALENTS, beginning of period                          81,350               ---
                                                                  -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                          $     13,411      $        ---
                                                                  =============     =============


NON-CASH INVESTING AND FINANCING
ACTIVITIES
    Asset purchases and liabilities assumed in the reverse
acquisition
       Assets acquired                                            $          0      $        ---
       Liabilities assumed                                                   0               ---
       Common stock issued                                                   0               ---
                                                                  -------------     -------------

              Cash paid for acquisition                           $        ---      $        ---
                                                                  =============     =============

SUPPLEMENTAL INFORMATION, CASH PAID FOR:
    Interest                                                      $        ---      $        ---
                                                                  =============     =============

    Income taxes                                                  $        ---      $        ---
                                                                  =============     =============

                                 HOMEZIPR CORP.
                                 --------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

                           DECEMBER 31, 1999 AND 2000
                           ---------------------------



A.       NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of HomeZipR Corp. (the "Company") and all of the Company's wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

B.       NOTE 2 - ORGANIZATION

         On July 31, 2000, MRI Medical Diagnostics, Inc. ("MRI") conducted a reorganization with HomeZipR.com Corp. ("HomeZipR"), a Delaware Corporation. Pursuant to the terms of a Securities Purchase and Plan or Reorganization between MRI and the stockholders of HomeZipR, MRI acquired all of the outstanding shares of HomeZipR's common stock in exchange for 22,393,671 shares of MRI's common stock and 5,000,000 shares of its Series A Preferred Stock (the "Reorganization"). Following the Reorganization, the former stockholders of HomeZipR owned approximately 42% of the Registrant's outstanding common stock and approximately 94% of its outstanding preferred stock. Together, this accounted for approximately 90% of the Registrant's total outstanding voting power. Effective after the reverse acquisition, the Company approved a 1 for
18.85077263 reverse split (the "Reverse Split") of its common stock. Also effective after the reverse acquisition the stockholders of the Series A Preferred Stock converted into common stock. Because the stockholders of HomeZipR owned approximately 90% of the outstanding shares of the common stock of the Company after giving effect to the Reorganization, the acquisition of HomeZipR was considered a reverse merger, and HomeZipR has been deemed the acquirer for accounting purposes. As such, the equity of HomeZipR has been carried forward as the equity of the Company. HomeZipR was formed March 14, 2000, therefore, the operating results for the three and nine months periods ended December 31, 1999 do not reflect any activity. Subsequent to the reorganization, the Company changed its name to HomeZipR Corp.

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

C.       NOTE 4 - LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share:

                                               Nine Months Ended December 31,
                                               ------------------------------

                                                 2000                  1999
                                            --------------        --------------

Net loss                                    $  (1,511,809)        $         ---
                                            ==============        ==============

Weighted average shares outstanding:

    Basic                                      16,150,000                   ---
                                            ==============        ==============

    Diluted                                    16,150,000                   ---
                                            ==============        ==============

    Basic loss per share                    $        (.10)        $         ---
                                            --------------        --------------
    Diluted loss per share                  $        (.10)        $         ---
                                            --------------        --------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

         HomeZipr Corp., a Colorado corporation formerly known as MRI Medical Diagnostics, Inc. ("Company"), is a development stage company that intends to provide home related products and services to consumers and real estate agents via direct mail using the Internet to communicate with the client once a relationship has been established. The Company commenced the development of its business model in March 2000 and commenced revenue producing operations on a limited basis during the six months ended December 31, 2000. The Company intends to launch its Internet portal during the quarter ending June 30, 2001, subject to the receipt of additional capital.

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

Results of Operations and Financial Condition
---------------------------------------------

         During the quarter ended December 31, 2000, and pending the roll-out of its Internet portal, the Company commenced providing mortgage brokerage services on a limited basis. During the three months ended December 31,2000, the Company generated $80,626 of revenue from loan origination fees against $709,872 of expenses. The Company realized a net loss of $629,246 for the quarter ended December 31, 2000.

         As of December 31, 2000, the Company had negative working capital of $(232,660). The Company expects to incur losses from operations for, at least, the next several months and the Company will require significant additional capital.

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

Background
----------

         The Company was incorporated in Colorado in November 1971 under the name Sierra Resources, Inc. From inception through 1993, the Company was engaged in a variety of business pursuits, including the operation of a number of medical diagnostic imaging centers from 1992 through 1993. In July 1993, the Company filed for bankruptcy, after which it ceased operations and became dormant. The Company had no operations until July 31, 2000, at which time it acquired HomeZipR.com Corp. and a division of Mortgage Capital Resource Corporation. On September 6, 2000, the Company changed its name to HomeZipR Corp. and conducted a 1 for 18.85077263 reverse split of its outstanding common shares. All common share amounts in this report give effect to the 1 for
18.85077263 reverse split.

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------
         In October 2000, the Company raised $900,000 of capital through the private placement sale of 257,243 units of its securities, each unit consisting of one common share and one common stock purchase warrant, at a price of $3.50 per unit. The unit warrants entitle their holders to purchase one common share at a price of $5.00 per share up through December 31, 2003. The proceeds were used to finance operations.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Inapplicable

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


                                             HomeZipR Corp.
                                              (Registrant)


Dated:  February 10, 2000                    By: /S/ RON WASSERMAN
                                                --------------------------
                                                Ron Wasserman,
                                                Chief Financial Officer