Form 10KSB
period 2001-03-31
HOMEZIPR CORP
filed 2001-08-06
CIK 217165

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-08735


                                 HOMEZIPR CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


         Colorado                                                84-0682860
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


33161 Camino Capistrano, Suite F
San Juan Capistrano, California                                    92675
--------------------------------                              ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (949) 487-4992
                                                         --------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH
         TO BE SO REGISTERED                  EACH CLASS IS TO BE REGISTERED

              None                                          N/A
---------------------------------             ------------------------------


SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                           Common Stock, no par value

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X
]

The market capitalization value of the voting stock held by non-affiliates of the registrant as of July 26, 2001 was approximately $546,207.

The number of shares of the Common Stock outstanding as of July 31, 2001 was 15,747,866.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business of the Issuer
----------------------

         HomeZipR Corp., a Colorado corporation formerly known as MRI Medical Diagnostics, Inc. ("Company"), is a development stage company that intends to provide home related products and services to consumers and real estate agents via direct mail using the Internet to communicate with the client once a relationship has been established. The Company commenced the development of its business model in March 2000 and commenced revenue producing operations on a limited basis during the six months ended December 31, 2000. However, the Company had to cease all operations and lay off all of its employees in December 2000 due to a lack of capital and its operating subsidiary filed a petition under Chapter 7 of the Bankruptcy Code in April 2001. The Company intends to launch its Internet portal when, if ever, it receives the required additional capital.

         The Company intends to offer certain home related products and services through its proposed Internet portal, to be located at www.HomeZipR.com. As of the date of this report, the portal is intended to include:

                  * Mortgage Brokerage Services - The Company intends to provide an Internet portal through which homeowners and potential homeowners can receive a full line of mortgage financing, including first and second mortgages. The Company also intends to offer a full line of home-related products and services, including banking and insurance services, chat rooms, message boards and personalized content.

                  * Home Furniture, Furnishings And Appliances - The Company intends to offer to consumers through its HomeZipR Club the ability to conduct Internet purchases of home furniture, furnishings and appliances. The HomeZipR Club will be a limited access Internet shopping mall for the sale of home products to consumers who have sourced their financial information through the Company's mortgage financing portal.

                  * Support Services To Real Estate Agents - The Company is building a web site, located at YourInternetCenter.com, which is intended to serve as a proprietary marketing system for real estate agents. At this site the Company intends to provide agents with a turnkey Internet marketing solution and a bundle of services, including Internet access, a turnkey branded web site, weekly coaching, marketing support and strategies, e-mail capability and other value-based services and content.

Business Development
--------------------

         On July 31, 2000, HomeZipR.com, Corp., a Delaware corporation ("HomeZipR-Delaware"), completed a reverse acquisition of the Company pursuant to which the Company acquired all of the outstanding shares of HomeZipR-Delaware's common stock in exchange for 22,393,671 shares of the Company's common stock and 5,000,000 shares of its Series A Preferred Stock (the "Reorganization"). Following the Reorganization, the former shareholders of HomeZipR-Delaware owned approximately 42% of the Company's outstanding common stock and approximately 94% of its outstanding preferred stock. This accounted for approximately 90% of the Company's total outstanding voting power. In September 2000, the Company effected a 1 for 18.85077263 for 1 reverse split (the "Reverse Split") of its common stock. After giving effect to the Reverse Split, and the subsequent conversion of all of the outstanding Series A Preferred Stock into common stock, the former HomeZipR-Delaware shareholders owned approximately 90% of the Company's outstanding common stock.

         On July 31, 2000, concurrent with the closing of the Reorganization described above, HomeZipR-Delaware acquired a division of Mortgage Capital Resource Corporation in exchange for 320,463 shares of the Company's Series A Preferred Stock. At the time, the acquired division was engaged in the business of brokering home mortgage loans in the Atlanta, Georgia area. HomeZipR-Delaware intended to continue such operations, however, those operations were shut down due to a lack of funding. In April 2001, HomeZipR-Delaware filed a voluntary petition under Chapter 7 of the Bankruptcy Code.

         The Company was incorporated on November 12, 1971 as Sierra Resources, Inc. The Company changed its name to Petro-Global, Inc. on May 27, 1987, and to MRI Medical Diagnostics, Inc. on February 12, 1992 when, pursuant to a change of control, the Company redirected its business purposes to medical diagnostic imaging services. The Company then changed its name to HomeZipR Corp. in September 2000 in connection with the above-described Reorganization.

EMPLOYEES

         As of the date of this report, we employ one person consisting of our one executive officer.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices are located in San Juan Capistrano, California and consist of approximately 1,000 square feet which we rent on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         In October 2000, Household Commercial Financial Services, Inc. ("Household") filed a complaint against our subsidiary, HomeZipR.com, Corp., a Delaware corporation ("HomeZipR-Delaware"), one of our former directors, Kenneth
C. Ketner, and Mortgage Capital Resource Corporation ("MCR"), among others. Household alleged that it had provided a mortgage banking warehouse line of credit to MCR and that the line of credit has been personally guaranteed by Mr. Ketner. The Household complaint alleges that MCR committed certain acts of default under the line of credit and seeks recovery of monies owed from MCR and Mr. Ketner. The allegations in the Household complaint concerning HomeZipR-Delaware are that the sale of certain assets by MCR to HomeZipR-Delaware constituted a fraudulent conveyance based on the failure of HomeZipR-Delaware to provide adequate consideration to MCR for the purchased assets. The complaint seeks to set aside the sale of the assets by MCR to HomeZipR-Delaware and an accounting by HomeZipR-Delaware for all profits and proceeds earned or acquired in exchange for the assets purchased from MCR. .

         In October 2000, Regions Bank filed a compliant against
HomeZipR-Delaware, Mr. Ketner and MCR. Regions alleged that it had provided a mortgage banking warehouse line of credit to MCR and that the line of credit has been personally guaranteed by Mr. Ketner. The Regions complaint includes allegations against HomeZipR-Delaware and Mr. Ketner similar to those included in the Household compliant.

         In April 2001, HomeZipR-Delaware filed a voluntary petition under Chapter 7 of the Bankruptcy Code

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "HZPR.OB." The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of July 31, 2001, there were approximately 2,500 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends on its common stock since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

         During the fiscal year ended March 31, 2001, the Company sold unregistered shares of its securities in the following transactions:

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations and Financial Condition
---------------------------------------------

         During the year ended March 31, 2001, and pending the roll-out of its Internet portal, the Company commenced providing mortgage brokerage services on a limited basis. During the 12 months ended March 31, 2001, the Company generated $131,599 of revenue from loan origination fees against $2,730,737 of expenses. The Company realized a net loss of $2,599,138 for the year ended March 31, 2001. However, the Company had to cease all operations and lay off all of its employees in December 2000 due to a lack of capital and its operating subsidiary filed a petition under Chapter 7 of the Bankruptcy Code in April 2001. The Company intends to launch its Internet portal when, if ever, it receives the required additional capital.

         As of March 31, 2001, the Company had negative working capital of $(698,337). The Company expects to incur losses from operations for, at least, the next several months and the Company will require significant additional capital.

Plan of Operations
------------------

         As of the date of this report, the Company has limited assets and no revenue producing operations. The Company believes that it will require a minimum of $2,000,000 over the next 12 months in order to implement its business plan. The Company intends to raise the necessary capital from the sale of its securities. However, there are no commitments, understandings or arrangements for the purchase of the Company's securities by any third parties and there can be no assurance that the Company will be able to raise the necessary capital as and when needed. The Company's failure to raise the necessary capital on a timely basis will prevent the Company from implementing its proposed business plan and may cause the Company to terminate its operations. The report of the Company's independent accountants for the fiscal year ended March 31, 2001 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

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

         On July 31, 2000, the Company completed its acquisition of HomeZipR.com Corp., a Delaware corporation ("HomeZipR-Delaware"), pursuant to which the Company purchased all of the outstanding shares of HomeZipR-Delaware in exchange for 1,200,000 post-split shares of the Company's common stock and 5,000,000 shares of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock was convertible at the option of the holder into 2.65 post-split shares of common stock. In September 2000, the 5,000,000 shares of our Series A Preferred Stock were converted into 13,250,000 post-split common shares.

         Concurrent with the closing of its acquisition by the Company, HomeZipR-Delaware acquired a division of Mortgage Capital Resource Corporation in exchange for 320,463 shares of Series A Preferred Stock of the Company. In September 2000, the 320,463 shares of Series A Preferred Stock were converted into 850,000 post-split common shares. The acquired division was engaged in the business of brokering home mortgage loans in the Atlanta, Georgia area, and the assets acquired consist largely of the call and mailing center described above. The operations of the division have since been terminated due to a lack of capital. In April 2001, HomeZipR-Delaware filed a voluntary petition under Chapter 7 of the Bankruptcy Code.

         In October 2000, the Company raised $900,000 of capital through the private placement sale of 257,243 units of its securities, each unit consisting of one common share and one common stock purchase warrant, at a price of $3.50 per unit. The unit warrants entitle their holders to purchase one common share at a price of $5.00 per share up through December 31, 2003. The purchasers of the units were provided with certain registration rights. The Company's former Chairman of the Board, Kenneth C. Ketner, provided certain guarantees to the unit purchasers in connection with the their purchase of the units.

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

ITEM 7.  FINANCIAL STATEMENTS

                                 HOMEZIPR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

               PERIOD MARCH 14, 2000 (INCEPTION) TO MARCH 31, 2001




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----
Report of Independent Auditors                                                         F-1

Financial Statements:

   Consolidated Balance Sheets at March 31, 2001 and 2000                              F-2

   Consolidated Statements of Operations for the Year Ended March 31, 2001 and
     for the Period March 14, 2000 (inception) through March 31, 2000 and the
     Period March 14, 2000 (inception) through March 31, 2001                          F-3

   Consolidated Statements of Stockholders' Deficit for the Year Ended March 31,
     2001 and for the Period March 14, 2000 (inception) through March 31, 2000
     and the Period March 14, 2000 (inception) through March 31, 2001                  F-4

   Consolidated Statements of Cash Flows for the Year Ended March 31, 2001 and
     for the Period March 14, 2000 (inception) through March 31, 2000 and the
     Period March 14, 2000 (inception) through March 31, 2001                        F-5 - F-6

Notes to Consolidated Financial Statements                                           F-7 - F-16


                                                                   July 30, 2001


                         Report of Independent Auditors
                         ------------------------------


To the Board of Directors and Stockholders of HomeZipR Corp.


         We have audited the accompanying consolidated balance sheets of HomeZipR Corp. (a development stage company) as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 2001, the period March 14, 2000 (inception) through March 31, 2000, and the period March 14, 2000 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeZipR Corp. as of March 31, 2001 and 2000, and the consolidated results of its operations, and cash flows for the year ended March 31, 2001, the period March 14, 2000 (inception) through March 31, 2000, and the period March 14, 2000 (inception) through March 31, 2001 in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's subsidiary has voluntarily filed for Chapter 7 bankruptcy and overall, the Company has reported significant operating losses and has a working capital deficiency. These facts and others described in Note 1 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          Lesley, Thomas, Schwarz & Postma, Inc.
                                          Newport Beach, California


                                 HOMEZIPR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                           MARCH 31,
                                                                  ---------------------------
                                                                     2001            2000
                                                                  ------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                                      $       245    $    81,350
   Prepaid expenses                                                     2,500         16,089
                                                                  ------------   ------------

       Total current assets                                             2,745         97,439

PROPERTY AND EQUIPMENT, net (Note 3)                                  122,322         74,232
                                                                  ------------   ------------

       Total assets                                               $   125,067    $   171,671
                                                                  ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
   Accounts payable and other accrued expenses                    $    58,697    $    15,021
   Accrued payroll and related liabilities                            222,385            ---
   Stock subscriptions refund payable                                  45,000         45,000
   Common stock redemption liability (Note 6)                         375,000            ---
                                                                  ------------   ------------

       Total current liabilities                                      701,082         60,021
                                                                  ------------   ------------

REDEEMABLE COMMON STOCK (Note 6)
   214,293 shares issued and outstanding                              750,000            ---
                                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value,
     10,000,000 shares authorized no shares issued


   Common stock, no par value,
     50,000,000 shares authorized, 15,535,573 and
       10,989,637 shares issued and outstanding at
       March 31, 2001 and 2000, respectively, exclusive
       of 214,293 shares of redeemable common stock
       issued and outstanding at March 31, 2001                     1,697,723        585,000
   Stock subscriptions receivable                                         ---        (48,750)
   Deficit accumulated during the development stage                (3,023,738)      (424,600)
                                                                  ------------   ------------

       Total stockholders' equity (deficit)                        (1,326,015)       111,650
                                                                  ------------   ------------

       Total liabilities and stockholders' equity (deficit)       $   125,067    $   171,671
                                                                  ============   ============

            See the accompanying notes to these financial statements


                                 HOMEZIPR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                                     MARCH 14, 2000  MARCH 14, 2000
                                                                      (INCEPTION)     (INCEPTION)
                                                       YEAR ENDED       THROUGH         THROUGH
                                                        MARCH 31,       MARCH 31,       MARCH 31,
                                                          2001            2000            2001
                                                      -------------   -------------   -------------
REVENUES
   Loan origination fees                              $    131,599    $        ---    $    131,599
                                                      -------------   -------------   -------------

OPERATING EXPENSES:
   Commissions, compensation and benefits                1,111,521         416,661       1,528,182
   General and administrative                            1,124,951           7,939       1,132,890
   Loss on abandonment of fixed assets (Note 2)
                                                           494,265             ---         494,265
                                                      -------------   -------------   -------------

     Total expenses                                      2,730,737         424,600       3,155,337
                                                      -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                                (2,599,138)       (424,600)     (3,023,738)

PROVISION FOR INCOME TAXES (Note 4)                            ---             ---             ---
                                                      -------------   -------------   -------------

NET LOSS                                              $ (2,599,138)   $   (424,600)   $ (3,023,738)
                                                      =============   =============   =============

BASIC AND DILUTED  LOSS PER SHARE                     $       (.17)   $       (.04)   $       (.19)
                                                      =============   =============   =============

SHARES USED TO COMPUTE BASIC AND
DILUTED LOSS PER SHARE INCLUDING
214,293 SHARES OF REDEEMABLE
COMMON STOCK                                           15,747,866      10,989,637      15,747,866
                                                      ============    ============    ============


            See the accompanying notes to these financial statements


                                 HOMEZIPR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                ------------------------------------------------

            PERIOD MARCH 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001


                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                     COMMON STOCK            STOCK       DURING THE    STOCKHOLDERS'
                                             --------------------------   SUBSCRIPTION   DEVELOPMENT      EQUITY/
                                                SHARES        AMOUNT       RECEIVABLE       STAGE        (DEFICIT)
                                             ------------  ------------   ------------   ------------   ------------
Issuance of common stock at
  inception at March 14, 2000                  8,876,245   $   472,500    $       ---    $       ---    $   472,500
Issuance of common stock for cash              1,197,589        63,750            ---            ---         63,750
Unpaid subscriptions for common stock
                                                 915,803        48,750        (48,750)           ---            ---
Net loss for the period March 14, 2000
  (inception) through March 31, 2000
                                                     ---           ---            ---       (424,600)      (424,600)
                                             ------------  ------------   ------------   ------------   ------------

BALANCE, March 31, 2000                       10,989,637       585,000        (48,750)      (424,600)       111,650

Subscriptions for common stock received
                                                     ---           ---         48,750            ---         48,750
Issuance of common stock for acquisition
  of fixed assets                                850,000       561,447            ---            ---        561,447
Issuance of common stock for the
  acquisition of the Company                     850,000       (51,079)           ---            ---        (51,079)
Issuance of common stock for cash              2,845,936       602,355            ---            ---        602,355
Net loss for the year ended March 31, 2001
                                                     ---           ---            ---     (2,599,138)    (2,599,138)
                                             ------------  ------------   ------------   ------------   ------------

BALANCE, March 31, 2001                       15,535,573   $ 1,697,723    $       ---    $(3,023,738)   $(1,326,015)
                                             ============  ============   ============   ============   ============



            See the accompanying notes to these financial statements


                                 HOMEZIPR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                           MARCH 14, 2000 MARCH 14, 2000
                                                                            (INCEPTION)    (INCEPTION)
                                                              YEAR ENDED      THROUGH        THROUGH
                                                               MARCH 31,      MARCH 31,      MARCH 31,
                                                                 2001           2000           2001
                                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $(2,599,138)   $  (424,600)   $(3,023,738)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Depreciation                                                 18,954            256         19,210
     Pre-operating costs provided in exchange for
       common stock
                                                                     ---        472,500        472,500
     Loss from abandonment of fixed assets                       494,265            ---        494,265
     Non-cash charge for mandatory redemption liability
                                                                 375,000            ---        375,000
     Changes in operating assets and liabilities
       Prepaid expenses                                           13,589        (16,089)        (2,500)
       Accounts payable and other accrued expenses                (3,148)        15,021         11,873
       Accrued payroll and related liabilities                   222,385            ---        222,385
                                                             ------------   ------------   ------------

         Net cash provided by (used in) operating expenses
                                                              (1,478,093)        47,088     (1,431,005)
                                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (4,117)       (74,488)       (78,605)
                                                             ------------   ------------   ------------

         Net cash used in investing activities                    (4,117)       (74,488)       (78,605)
                                                             ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        602,355         63,750        666,105
   Increase in stock subscriptions refund payable                    ---         45,000         45,000
   Proceeds from issuance of redeemable common stock
                                                                 750,000            ---        750,000
   Funds received from stock subscription receivable              48,750            ---         48,750
                                                             ------------   ------------   ------------

         Net cash provided by financing activities             1,401,105        108,750      1,509,855
                                                             ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                 (81,105)        81,350            245

CASH AND CASH EQUIVALENTS, beginning of period
                                                                  81,350            ---            ---
                                                             ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                     $       245    $    81,350    $       245
                                                             ============   ============   ============


                             See the accompanying notes to these financial statements

                                                      F-5

                                 HOMEZIPR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

            PERIOD MARCH 14, 2000 (INCEPTION) THROUGH MARCH 31, 2001



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                        $   10,949
   Cash paid during the period for income taxes                    $      ---








            See the accompanying notes to these financial statements

                                 HOMEZIPR CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                             MARCH 31, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of HomeZipR Corp. (the "Company") and its wholly owned subsidiary, HomeZipR.com Corp.

         On July 31, 2000, MRI Medical Diagnostics, Inc. ("MRI") conducted a reorganization with HomeZipR.com Corp. ("HomeZipR"), a Delaware Corp.. Pursuant to the terms of a Securities Purchase and Plan or Reorganization between MRI and the stockholders of HomeZipR, MRI acquired all of the outstanding shares of HomeZipR's common stock in exchange for 22,393,671 shares of MRI's common stock and 5,000,000 shares of its Series A Preferred Stock (the "Reorganization"). Following the Reorganization, the former stockholders of HomeZipR owned approximately 42% of the Registrant's outstanding common stock and approximately 94% of its outstanding preferred stock. Together, this accounted for approximately 90% of the Registrant's total outstanding voting power. Effective after the reverse acquisition, the Company approved a 1 for 18.85077263 reverse split (the "Reverse Split") of its common stock. Also effective after the reverse acquisition the stockholders of the Series A Preferred Stock converted into common stock. Because the stockholders of HomeZipR owned approximately 90% of the outstanding shares of the common stock of the Company after giving effect to the Reorganization, the acquisition of HomeZipR was considered a reverse merger, and HomeZipR has been deemed the acquirer for accounting purposes. In a reverse merger, the historical stockholders' equity of the acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirers stock by an offset to capital. All share and pershare information has been presented in the accompanying consolidated financial statements as if the recapitalization had occurred as of the first day presented in the consolidated financial statements. Subsequent to the reorganization, the Company changed its name to HomeZipR Corp.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of HomeZipR Corp. and its wholly owned subsidiary, HomeZipR.com. All significant intercompany accounts and transactions, if any, have been eliminated.

         DESCRIPTION OF BUSINESS - HomeZipR Corp. a Colorado corporation formerly known as MRI Medical Diagnostics, Inc. (the "Company") is a development stage company. The Company plans to develop a consumer direct business that will utilize e-commerce as a delivery mechanism dedicated to providing resources to homeowners. The Company was engaged in the business of securing home equity and residential mortgages in several states across the nation. In December 2000, the Company ceased its mortgage brokerage activities and focused its efforts on developing the consumer direct business and raising funds to finance its new business strategy. Accordingly, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

         GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2001, the Company has negative working capital, negative cash flows from operations, liabilities from underpayment of payroll taxes and a stockholders deficit of $3,023,738. In addition, the Company has ceased its only revenue producing activity and the Company's subsidiary (HomeZipR.com) has filed for voluntary Chapter 7 bankruptcy. All of these facts raise substantial doubt about its ability to continue as a going concern.

         The Company's continued existence is dependent upon several factors including the Company's ability to fund its operations and its ability to restructure its business plan. Management believes the Company will be able to obtain the necessary funding for its operations through private placement offerings of company stock. Management also believes that its future business plan will materialize once the Company has the ability to fund its operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         RISKS AND UNCERTAINTIES - The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with an emerging business, including the risk of business failure.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS". SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of March 31, 2001 and 2000 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash and cash equivalents, accounts payable, accrued expenses, stock subscriptions refund payable, common stock redemption liability and redeemable common stock.

         PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from three (3) to seven (7) years. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statements of operations.

         START-UP ACTIVITIES - The Company has adopted the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities including organization costs be expensed as incurred.

         CASH AND CASH EQUIVALENTS - For purposes of the balance sheets and statements of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS. 121"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At March 31, 2001, management determined that the Company's long-lived assets which consist of property and equipment are not impaired. There can be no assurance, however, that market conditions will not change which could result in additional future long-lived asset impairments.

         ADVERTISING - The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were approximately $1,557, $0 and $1,557 for the fiscal year ended March 31, 2001 and the period March 14, 2000 (inception) through March 31, 2000, the period March 14, 2000 (inception) through March 31, 2001.

         REVENUE RECOGNITION - The Company recognizes service revenue upon performance of services and customer acceptance.

         INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "ACCOUNTING FOR INCOME TAXES". Under SFAS 109, deferred tax assets and liabilities are recognized for the expected tax consequences of attributable differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it more likely than not that such assets will not be recovered.

         NET LOSS PER COMMON SHARE- The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE". Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Stock options and warrants outstanding are not considered common stock equivalents, as the effect on net loss per share would be anti-dilutive.

         STOCK BASED COMPENSATION - The Company accounts for non-employee stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Under APB 25, compensation costs, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION", an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

         SEGMENT INFORMATION - The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", during fiscal 1999. SFAS 131 establishes standards for the way that the public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment.

         COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations, as the Company has no items of comprehensive income.

         WEB SITE DEVELOPMENT COSTS - In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, ("EITF 00-2"), "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS", to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounts for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPMENT OR OBTAINED FOR INTERNAL USE". The adoption of EITF 00-2 did not have a material impact on the Company's financial position or results of operations.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has determined that there is no impact on its results of operations or financial position as a result of adopting this standard.

         STOCK SPLIT - In September 2000, the Company completed a 18.85077263 for 1 reverse stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the consolidated financial statements to reflect this split.

NOTE 2 - ACQUISITION OF ASSETS

         On July 31, 2000, concurrent with the closing of the reorganization described above, the Company acquired certain fixed assets in exchange for 320,463 shares of the Company's Series A Preferred Stock. The stockholders of the Series A Preferred Stock have subsequently converted their shares into 850,000 shares of common stock.

         The assets from this acquisition were used for the subsidiary's operations in Atlanta, Georgia. Operations have subsequently ceased in Atlanta and the subsidiary has filed for bankruptcy. The fixed assets from Atlanta have been abandoned due to the shut down of the subsidiary. It is management's belief that the assets cannot be retained. Therefore, the Company has elected to remove the assets and record a loss from abandonment. For the year ended March 31, 2001 the loss from abandonment was $494,265.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following at:

                                                               MARCH 31,
                                                      --------------------------
                                                         2001            2000
                                                      ----------      ----------

        Office equipment                              $  74,620       $  21,667
        Furniture and fixtures                           21,913          21,588
        Computer equipment                               45,000          31,233
                                                      ----------      ----------

                                                        141,533          74,488
        Less: accumulated depreciation                  (19,211)           (256)
                                                      ----------      ----------

                                                      $ 122,322       $  74,232
                                                      ==========      ==========


NOTE 4 - INCOME TAXES

         The Company has incurred operating losses from the period March 14, 2000 (inception) through March 31, 2001. As a result, no income tax expense has been recorded other than the minimum state tax provision, and the tax benefit of net operating losses has been offset by valuation allowances.

         The components of the provision for income taxes are summarized as follows:

                                                       PERIOD MARCH 14 PERIOD MARCH 14
                                                        (INCEPTION)     (INCEPTION)
                                          YEAR ENDED      THROUGH        THROUGH
                                          MARCH 31,      MARCH 31,       MARCH 31,
                                             2001           2000           2001
                                         ------------   ------------   ------------
         Current                         $       ---    $       ---    $       ---
         Deferred                          1,039,700        169,800      1,209,500
         Change in valuation allowance    (1,039,700)      (169,800)    (1,209,500)
                                         ------------   ------------   ------------

         Provision for taxes             $      ---     $      ---     $      ---
                                         ===========    ===========    ===========


         The following table reconciles the federal statutory income tax the effective tax rate of the provision for income taxes:

                                                                    PERIOD MARCH 14 PERIOD MARCH 14
                                                                      (INCEPTION)     (INCEPTION)
                                                        YEAR ENDED      THROUGH        THROUGH
                                                         MARCH 31,      MARCH 31,       MARCH 31,
                                                            2001           2000           2001
                                                        ------------   ------------   ------------

         Federal statutory income tax rate                   (34.0%)        (34.0%)        (34.0%)
         State income taxes, net of federal benefit           (6.0%)         (6.0%)         (6.0%)
         Valuation allowance on net operating losses          40.0%          40.0%          40.0%
                                                        ------------   ------------   ------------

         Effective tax rate                                    ---%           ---%           ---%
                                                        ============   ============   ============

         The components of the net deferred tax asset are summarized below:

                                                                       MARCH 31,
                                                            ------------------------------
                                                                2001             2000
                                                            -------------    -------------
                  Deferred tax asset
                      Net operating losses                  $  1,209,500     $    169,800
                      Less: valuation allowance               (1,209,500)        (169,800)
                                                            -------------    -------------

                                                            $        ---     $        ---
                                                            =============    =============

         The Company has fully reserved for the tax benefits of its net operating losses at March 31, 2001 and 2000 because of uncertainty about realization. As of March 31, 2001, the Company had a net operating loss carryforward for federal and state purposes available to offset future taxable income of approximately $2,599,000 which expire at various times through 2020 and 2005, respectively. For income tax purposes, only a portion of the net operating loss can be utilized in any given year if the Company that generated the loss has more than a fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.

NOTE 5 - LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                         MARCH 14,       MARCH 14,
                                                                           2000            2000
                                                                        (INCEPTION)     (INCEPTION)
                                                        YEAR ENDED       THROUGH          THROUGH
                                                         MARCH 31,       MARCH 31,        MARCH 31,
                                                          2001             2000             2001
                                                      -------------    -------------    -------------
         Numerator for basic and diluted
           loss per common share:
           Net loss                                   $ (2,599,138)   $    (424,600)    $ (3,023,738)
                                                      =============    =============    =============
         Denominator for basic and diluted loss per
         common share:
           Weighted average
              Common shares outstanding                 15,747,866       10,989,637       15,747,866
                                                      =============    =============    =============

         Net loss per common share                    $       (.17)    $       (.04)    $       (.19)
                                                      =============    =============    =============


NOTE 6 - REDEEMABLE COMMON STOCK AND COMMON STOCK REDEMPTION LIABILITY

         The Company has entered into certain agreements with investors for the sale of its common stock. In October 2000, the Company issued to three investors 214,286 shares of its common stock at $3.50 a share in exchange for cash of $750,000. The Company has guaranteed that each share can be sold on the open markets at a price of $7.00 per share or more. If the market price does not meet or exceed the $7.00 per share price the Company has agreed to repurchase the shares at that price. The effective term of the guarantee is one year beginning October 9, 2000. Any amounts payable may be made, at the option of the Company, in cash or in additional shares of the Company's common stock, provided, however, that in the event that the Company elects to make such payment in shares of stock, such stock shall be registered for resale under the securities act. The Company's majority shareholder has personally guaranteed the Company's obligations. If the Company defaults on the guaranteed return the investor can be remedied by proceeding against the Company and/or foreclosing on a mortgage that was used as security for the agreement. The mortgage was pledged by a Company shareholder. The shareholder has subsequently filed for personal bankruptcy, and a sale of the underlying real estate associated with the mortgage has occurred. Approximately $575,000 of proceeds related to the sale is being held in escrow as potential collateral for the redeemable common stock shareholders.

         The Company has elected to amortize the difference between the guaranteed stock price of $7.00 and the stock purchase price of $3.50 over a twelve month period beginning October 9, 2000. The common stock redemption liability as of March 31, 2001 is $375,000. The remaining redemption liability that will be amortized through October, 2001 is $375,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         On October 3, 2000, Household Commercial Financial Services, Inc. ("Household") filed a complaint against the Company's subsidiary (HomeZipR.com Corp., a Delaware corporation, one of its former directors, Kenneth C. Ketner, and Mortgage Capital Resource Corporation ("MCR"), among others. Household alleged that it had provided a mortgage banking warehouse line of credit to MCR and that the line of credit has been personally guaranteed by Mr. Ketner. The Household complaint alleges that MCR committed certain acts of default under the line of credit and seeks recovery of monies owed from MCR and Mr. Ketner. The allegations in the Household complaint concerning HomeZipR.com Corp. are that the sale of certain assets by MCR to HomeZipR.com Corp. constituted a fraudulent conveyance based on the failure of HomeZipR.com Corp. to provide adequate consideration to MCR for the purchased assets. The complaint seeks to set aside the sale of the assets by MCR to HomeZipR.com Corp. and an accounting by HomeZipR.com Corp. for all profits and proceeds earned or acquired in exchange for the assets purchased from MCR. The Company intends to vigorously defend the action.

         In October 2000, Regions Bank filed a compliant against HomeZipR.com Corp., Mr. Ketner and MCR. Regions alleged that it had provided a mortgage banking warehouse line of credit to MCR and that the line of credit has been personally guaranteed by Mr. Ketner. The Regions complaint includes allegations against HomeZipR.com Corp. and Mr. Ketner similar to those included in the Household compliant. The Company intends to vigorously defend the action.

         The Company's subsidiary has recorded an accrual for unpaid federal and state payroll tax liabilities. The tax liabilities have been unpaid for several months. Because the taxes have not been paid, an accrual for penalties and interest has also been made. As of March 31, 2001, accrued payroll tax liabilities were approximately $222,400. As previously discussed the subsidiary has filed for voluntary Chapter 7 bankruptcy. The Company has potential liability for its subsidiary's liability relating to the unpaid payroll taxes and penalties.


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

         PREFERRED STOCK - The Company's articles of incorporation authorize up to 10,000,000 shares of no par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time and in such quantities the board of directors may determine. All shares of any one series shall be equal in rank and identical in all respects.

         In July 2000, the Company issued an aggregate of 320,463 shares of its Series A Preferred Stock to Mortgage Capital Resource Corporation in consideration for the purchase of certain fixed assets of Mortgage Capital Resource Corporation. The shares were converted into 850,000 shares of common stock giving effect to the previously disclosed reverse stock split. Upon conversion the Series A Preferred stock reverted to its original preferred stock status and is available for designation.

         COMMON STOCK - During the period ended March 31, 2000, the Company sold an aggregate of 2,113,392 shares of its common stock to investors for an aggregate purchase price of $112,500.

         During the year ended March 31, 2001, the Company sold an aggregate of 2,845,936 shares of its common stock to investors for an aggregate purchase price of $602,355.

         STOCK OPTION PLAN - The Company's Stock Option Plan (the "Plan") became effective on September 5, 2000. The Plan provides for the issuance of incentive and non-qualified stock options to the Company's employees, officers, directors, consultants and independent contractors. The maximum number of shares which may be issued pursuant to options was fixed at 2,000,000 by the Company's board of directors.

         The Plan is administered by the Company's board of directors. Generally, the board may amend or terminate the Plan if it does not cause any adverse effect on any then outstanding options or unexercised portions thereof. The board of directors must obtain the consent of the stockholders to increase the number of shares covered by the Plan, to change the class of persons eligible to receive options, or to extend the term of the Plan beyond 10 years. The board of directors sets the exercise price for each option award. Incentive stock options must have an exercise price equal to at least 100% of the fair value of the underlying common stock on the date of the grant, and options granted to a person who owns more than 10% of the voting power of the outstanding common stock and any outstanding common stock of our subsidiaries must have an exercise price equal to at least 110% of the fair value of the underlying common stock on the date of grant.

         As of March 31, 2001 no options have been granted under the Plan.

         STOCK WARRANTS - Pursuant to stock purchase agreements associated with the redeemable common stock, the Company issued warrants to purchase 214,286 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants vested on the date of grant and are exercisable through December 2003. As these warrants were issued in connection with fundraising activities, no consulting expense was recognized for these warrants in the statements of operations.

         The following represents a summary of the warrants outstanding for the year ended March 31, 2001:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                             EXERCISE
                                                               WARRANTS       PRICE
                                                            -------------   ----------
         Outstanding, beginning of year                              ---     $   ---
              Granted                                            214,286        5.00
              Exercised                                              ---         ---
              Expired/forfeited                                      ---         ---
                                                            -------------

         Outstanding, end of year                                214,286     $  5.00
                                                            =============

         Exercisable, end of year                                214,286     $  5.00
                                                            =============

         Weighted average fair value of warrants granted                     $  5.00


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On or about August 8, 2000, in connection with the Reorganization described in Item 1, the Company dismissed Ludlow & Harrison, a CPA corporation, as its independent public accountants and appointed Lesley, Thomas, Schwarz & Postma, Inc., who were HomeZipR.com Corp.'s independent public accountants, in their place. Reports issued by Ludlow & Harrison for the fiscal years ended March 31, 1999 and 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles, nor were there any material disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during these years.

         At the Company's request, Ludlow & Harrison has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that Ludlow & Harrison agrees with the foregoing statements. That letter is attached as an exhibit to this Report.

         The Company engaged Lesley, Thomas, Schwarz & Postma, Inc. as its new independent public accountants on or about July 31, 2000. The Company did not consult with any other accounting firm regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did it consult with Lesley, Thomas with respect to any accounting disagreement or any reportable event at any time prior to their appointment as its independent public accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Set forth below are the directors and officers of the Company.


    NAME                    AGE             POSITION
-------------------       -------   --------------------------------------------

Michael Reza                45      President and Director
Javaid I. Sheikh            57      Director
Paul Goss                   59      Director

         Mr. Reza has served as President and as a director of the Company since September 2000. From 1999 through September 2000, Mr. Reza had been an independent consultant to the mortgage banking industry. From 1996 to 1999, Mr. Reza served a Chief Executive Officer of Funders Mortgage Corporation, a mortgage banking business located in Covina, California.

         Dr. Sheikh has served as our director June 2000. He previously served as our President and Treasurer of the Company from June 2000 to July 2000, and as Vice-President from March 4, 1998 until appointed President on June 20, 2000. Dr. Sheikh is an associate professor of psychiatry at the Stanford University School of Medicine, a position he has held since 1993. Dr. Sheikh obtained his M.D. from King Edward Medical College in 1978.

         Mr. Goss has served as a director of the Company since November 2000. During the last five years, Mr. Goss has been engaged in the practice of law in Denver, Colorado.

         All directors serve for a one-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

         We believe that during the fiscal year ended March 31, 2001, no Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. None of the current executive officers of the Company received compensation for their services during the Company's fiscal year ended March 31, 2001. The Company is not bound by any employment agreement with past or present employees of the Company, and has no current employees other than the officers listed above.

         COMPENSATION OF DIRECTORS. At the present time, directors receive no compensation for serving as directors of the Company, however the Company may in the future begin to compensate its non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company and will compensate such persons for the services which they perform.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of August 2, 2001 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

                  NAME AND ADDRESS                              NUMBER OF SHARES                PERCENTAGE OWNED
------------------------------------------------------      -------------------------         ----------------------
SFC West, Ltd.                                                    4,226,783(1)                        26.8%
Kenneth C. Ketner                                                 2,536,070(2)                        16.1%
Kevin Bonds                                                       1,268,034                            8.1%
Javaid Sheikh                                                       161,429                            1.0%
Paul Goss                                                           181,325                            1.1%
Randy Bristol                                                     1,972,499                           12.2%
Mortgage Capital Resource Corporation                               850,000                            5.4%
All officers and directors as a group (3 persons)                   342,754                            2.1%
---------------

(1)  Kenneth Ketner has voting control over the shares held by SFC West, Ltd.

(2) Includes shares of SFC West, Ltd. over which Kenneth Ketner has voting control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Inapplicable.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      INDEX TO EXHIBITS                                                PAGE
                                                                          ----

3.1      Articles of Incorporation of Registrant (1)

3.2      By-Laws of Registrant. (1)

10.1     MRI/Colorado agreement to acquire MRI/California (1)

10.2     MRI/Colorado agreement to acquire Grand Terrace retirement hotel (1)

10.3     MRI/Colorado agreement to acquire Sierra Cardiac (1)

10.4 Agreement and Plan of Reorganization dated June 20, 1997 between Registrant and Alpine Herbs & Nutrition International, Inc. (2)

10.5 Advisory Agreement between the Registrant and Intermountain Capital Corporation dated February 19, 1999 (3)

10.6 Securities Purchase Agreement And Plan Of Reorganization dated July 14, 2000 by and among MRI Medical Diagnostics, Inc. a Colorado corporation ("Company"), and the shareholders of HomeZipR.com Corp., a Delaware corporation (4)


-------------

(1)      Previously filed with Amended Form 10-K filed June 21, 1993.

(2)      Previously filed with Form 8-K filed July 15, 1997.

(3)      Previously filed with Form 10-K filed February 4, 2000.

(4)      Previously filed Form 8-K filed August 23, 2000



(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HOMEZIPR CORP.

Date:  August 2, 2001        By: /s/ MICHAEL REZA
                             ---------------------------------------------------
                             Michael Reza, President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                       Date
---------                                  -----                                       ----

/s/ MICHAEL REZA                           President, Principal Accounting Officer     August 2, 2001
------------------------------------       and Director
MICHAEL REZA


/s/ JAVAID I. SHEIKH                       Director                                    August 2, 2001
------------------------------------
JAVAID I. SHEIKH


/s/ PAUL GOSS                              Director                                    August 2, 2001
------------------------------------
PAUL GOSS

