Form 10QSB
period 2001-06-30
HOMEZIPR CORP
filed 2001-08-17
CIK 217165

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

         [ ]         TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

Commission File Number

                                 HomeZipR Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado                                               84-0682860
          --------                                               ----------
State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

        33161 Camino Capistrano, Suite F, San Juan Capistrano, California
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 487-4992
                                 --------------
                           (Issuer's telephone number)


                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X             No
                          -------             -------

As of August 16, 2001, the Company had 15,747,866 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                      Yes                  No    X
                          -------             -------

                                 HOMEZIPR CORP.
                                 --------------

                              INDEX TO FORM 10-QSB
                              --------------------
                       FOR THE QUARTER ENDED JUNE 30, 2001
                       -----------------------------------


          PART I            FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements (unaudited)                       Page
                                                                           ----
          Condensed Consolidated Balance Sheet
          as of June 30, 2001 (unaudited)                                  1

          Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 and the period
          March 14, 2000 (inception) through June 30, 2001                 2

          Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000 and the period
          March 14, 2000 (inception) through June 30, 2001                 3-4

          Notes to Condensed Consolidated Financial Statements             5-14

Item 2.   Management's Discussion and Analysis or Plan of Operation        15-16

          PART II           OTHER INFORMATION

Item 1.   Legal Proceedings                                                17

Item 2.   Changes in Securities                                            17

Item 3.   Defaults Upon Senior Securities                                  17

Item 4.   Submission of Matters to a Vote of Security Holders              17

Item 5.   Other Information                                                17

Item 6.   Exhibits and Reports on Form 8-K                                 17

Signatures                                                                 18


                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 HOMEZIPR CORP.
                                 --------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                  JUNE 30, 2001
                                  -------------

                                     ASSETS
                                     ------

PROPERTY AND EQUIPMENT, net (Note 3)                                              $   114,727
                                                                                  ------------

       Total assets                                                               $   114,727
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable and other accrued expenses                                    $   101,902
   Accrued payroll and related liabilities                                            234,255
   Stock subscriptions refund payable                                                  45,000
   Common stock redemption liability (Note 6)                                         562,500
                                                                                  ------------

       Total current liabilities                                                      943,657
                                                                                  ------------

REDEEMABLE COMMON STOCK (Note 6)
   214,293 shares issued and outstanding                                              750,000
                                                                                  ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value,
     10,000,000 shares authorized no shares issued
   Common stock, no par value,
     50,000,000 shares  authorized, 15,535,573 shares issued and outstanding exclusive of 214,293 shares of redeemable common stock issued and
     outstanding                                                                    1,699,223
   Deficit accumulated during the development stage                                (3,278,153)
                                                                                  ------------

       Total stockholders' deficit                                                 (1,578,930)
                                                                                  ------------

       Total liabilities and stockholders' deficit                                $   114,727
                                                                                  ============

                                                HOMEZIPR CORP.
                                                --------------
                                         (A DEVELOPMENT STAGE COMPANY)
                                         -----------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                -----------------------------------------------

                                                                                             MARCH 14, 2000
                                                                                              (INCEPTION)
                                                          THREE MONTHS ENDED JUNE 30,           THROUGH
                                                       --------------------------------         JUNE 30,
                                                          2001                 2000               2001
                                                       -------------      -------------      -------------
REVENUES
   Loan origination fees                               $        ---       $        ---       $    131,599
                                                       -------------      -------------      -------------

OPERATING EXPENSES:
   Commissions, compensation and benefits                       ---                ---          1,528,182
   General and administrative                               254,415             65,323          1,387,305
   Loss on abandonment of fixed assets (Note 2)                 ---                ---            494,265
                                                       -------------      -------------      -------------

     Total expenses                                         254,415             65,323          3,409,752
                                                       -------------      -------------      -------------

LOSS BEFORE INCOME TAXES                                   (254,415)           (65,323)        (3,278,153)

PROVISION FOR INCOME TAXES (Note 4)                             ---                ---                ---
                                                       -------------      -------------      -------------

NET LOSS                                               $   (254,415)      $    (65,323)      $ (3,278,153)
                                                       =============      =============      =============

BASIC AND DILUTED LOSS PER SHARE                       $       (.02)      $       (.01)              (.23)
                                                       =============      =============      =============

SHARES USED TO COMPUTE BASIC AND DILUTED LOSS PER
   SHARE  INCLUDING 214,293 SHARES OF REDEEMABLE
   COMMON STOCK                                          15,747,866         10,989,637         14,417,741
                                                       =============      =============      =============


                                                HOMEZIPR CORP.
                                                --------------
                                         (A DEVELOPMENT STAGE COMPANY)
                                         -----------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------

                                                                                                      MARCH 14, 2000
                                                                                                        (INCEPTION)
                                                                      THREE MONTHS ENDED JUNE 30,         THROUGH
                                                                    --------------------------------      JUNE 30,
                                                                         2001              2000             2001
                                                                    -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $  (254,415)      $   (65,323)      $(3,278,153)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation                                                         7,595             1,912            26,805
     Pre-operating costs provided in exchange for common stock              ---               ---           472,500
     Rent provided by a stockholder in exchange for addition
       to common stock equity                                             1,500               ---             1,500
     Loss from abandonment of fixed assets                                  ---               ---           494,265
     Non-cash charge for mandatory redemption liability                 187,500               ---           562,500
     Changes in operating assets and liabilities
       Prepaid expenses                                                   2,500            16,089               ---
       Accounts payable and other accrued expenses                       43,205             9,654            55,078
       Accrued payroll and related liabilities                           11,870               ---           234,255
                                                                    ------------      ------------      ------------

         Net cash used in operating activities                             (245)          (37,668)       (1,431,250)
                                                                    ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                       ---           (99,999)          (78,605)
                                                                    ------------      ------------      ------------

         Net cash used in investing activities                              ---           (99,999)          (78,605)
                                                                    ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                   ---            78,750           666,105
   Increase in stock subscriptions refund payable                           ---               ---            45,000
   Proceeds from issuance of redeemable common stock                        ---               ---           750,000
   Funds received from stock subscription receivable                        ---            11,250            48,750
                                                                    ------------      ------------      ------------

         Net cash provided by financing activities                          ---            90,000         1,509,855
                                                                    ------------      ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (245)          (47,667)              ---

CASH AND CASH EQUIVALENTS, beginning of period                              245            81,350               ---
                                                                    ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                            $       ---       $    33,683       $       ---
                                                                    ============      ============      ============


                                                HOMEZIPR CORP.
                                                --------------
                                         (A DEVELOPMENT STAGE COMPANY)
                                         -----------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------

                                                                                             MARCH 14, 2000
                                                                                              (INCEPTION)
                                                          THREE MONTHS ENDED JUNE 30,           THROUGH
                                                       --------------------------------         JUNE 30,
                                                          2001                 2000               2001
                                                       -------------      -------------      -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest            $        ---       $        ---       $     10,949
   Cash paid during the period for income taxes        $        ---       $        ---       $        ---


                                 HOMEZIPR CORP.
                                 --------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             JUNE 30, 2001 AND 2000
                             ----------------------
                                   (UNAUDITED)
                                   -----------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements include the accounts of HomeZipR Corp. (the "Company") and its wholly owned subsidiary, HomeZipR.com Corp.

         The management of HomeZipR Corp. without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the three months ended June 30, 2001 and June 30, 2000 and the period March 14, 2000 (inception) through June 30, 2001.

         On July 31, 2000, MRI Medical Diagnostics, Inc. ("MRI") conducted a reorganization with HomeZipR.com Corp. ("HomeZipR"), a Delaware Corp. Pursuant to the terms of a Securities Purchase and Plan or Reorganization between MRI and the stockholders of HomeZipR, MRI acquired all of the outstanding shares of HomeZipR's common stock in exchange for 22,393,671 shares of MRI's common stock and 5,000,000 shares of its Series A Preferred Stock (the "Reorganization"). Following the Reorganization, the former stockholders of HomeZipR owned approximately 42% of the Registrant's outstanding common stock and approximately 94% of its outstanding preferred stock. Together, this accounted for approximately 90% of the Registrant's total outstanding voting power. Effective after the reverse acquisition, the Company approved a 1 for 18.85077263 reverse split (the "Reverse Split") of its common stock. Also effective after the reverse acquisition the stockholders of the Series A Preferred Stock converted into common stock. Because the stockholders of HomeZipR owned approximately 90% of the outstanding shares of the common stock of the Company after giving effect to the Reorganization, the acquisition of HomeZipR was considered a reverse merger, and HomeZipR has been deemed the acquirer for accounting purposes. In a reverse merger, the historical stockholders' equity of the acquirer prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirers stock by an offset to capital. All share and per share information has been presented in the accompanying condensed consolidated financial statements as if the recapitalization had occurred as of the first day presented in the condensed consolidated financial statements. Subsequent to the reorganization, the Company changed its name to HomeZipR Corp.

         PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of HomeZipR Corp. and its wholly owned subsidiary, HomeZipR.com. All significant intercompany accounts and transactions, if any, have been eliminated.

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

         GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2001, the Company has negative working capital, negative cash flows from operations, liabilities from underpayment of payroll taxes and a stockholders' deficit of $3,278,153. In addition, the Company has ceased its only revenue producing activity, and the Company's subsidiary (HomeZipR.com) has filed for voluntary Chapter 7 bankruptcy. All of these facts raise substantial doubt about its ability to continue as a going concern.

         The Company's continued existence is dependent upon several factors including the Company's ability to fund its operations and its ability to restructure its business plan. Management believes the Company will be able to obtain the necessary funding for its operations through private placement offerings of company stock. Management also believes that its future business plan will materialize once the Company has the ability to fund its operations. The successful outcome of future activities cannot be determined at this time, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS". SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of June 30, 2001 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash and cash equivalents, accounts payable, accrued expenses, stock subscriptions refund payable, common stock redemption liability and redeemable common stock.

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

         CASH AND CASH EQUIVALENTS - For purposes of the balance sheet and statements of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS. 121"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At June 30, 2001, management determined that the Company's long-lived assets which consist of property and equipment are not impaired. There can be no assurance, however, that market conditions will not change which could result in additional future long-lived asset impairments.

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

         SEGMENT INFORMATION - The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", during fiscal 1999. SFAS 131 establishes standards for the way that the public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual condensed consolidated financial statements. The Company views its operations and manages its business as principally one segment.

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

         STOCK SPLIT - In September 2000, the Company completed a 18.85077263 for 1 reverse stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the condensed consolidated financial statements to reflect this split.

NOTE 2 - ACQUISITION OF ASSETS

         On July 31, 2000, concurrent with the closing of the reorganization described above, the Company acquired certain fixed assets in exchange for 320,463 shares of the Company's Series A Preferred Stock. The stockholders of the Series A Preferred Stock have subsequently converted their shares into 850,000 shares of common stock.

         The assets from this acquisition were used for the subsidiary's operations in Atlanta, Georgia. Operations have subsequently ceased in Atlanta and the subsidiary has filed for bankruptcy. The fixed assets from Atlanta have been abandoned due to the shut down of the subsidiary. It is management's belief that the assets cannot be retained. Therefore, the Company elected to remove the assets and record a loss from abandonment. For the year ended March 31, 2001 the loss from abandonment was $494,265.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following at June 30, 2001:


                  Office equipment                           $       74,620
                  Furniture and fixtures                             21,913
                  Computer equipment                                 45,000
                                                             ---------------

                                                                    141,533
                  Less: accumulated depreciation                    (26,806)
                                                             ---------------

                                                             $      114,727
                                                             ===============

NOTE 4 - INCOME TAXES

         The Company has incurred operating losses from the period March 14, 2000 (inception) through June 30, 2001. As a result, no income tax expense has been recorded other than the minimum state tax provision, and the tax benefit of net operating losses has been offset by valuation allowances.

         The components of the provision for income taxes are summarized as follows:

                                                                                 PERIOD MARCH 14
                                                 THREE MONTHS ENDED                (INCEPTION)
                                                      JUNE 30,                       THROUGH
                                         ----------------------------------          JUNE 30,
                                              2001                2000                 2001
                                         ---------------     --------------       ---------------
         Current                         $          ---       $        ---        $          ---
         Deferred                               101,800             26,129             1,311,261
         Change in valuation allowance         (101,800)           (26,129)           (1,311,261)
                                         ---------------      -------------       ---------------

         Provision for taxes             $          ---       $        ---        $          ---
                                         ===============      =============       ===============

         The following table reconciles the federal statutory income tax the effective tax rate of the provision for income taxes:


                                                                                                     PERIOD MARCH 14
                                                                     THREE MONTHS ENDED                (INCEPTION)
                                                                          JUNE 30,                       THROUGH
                                                            --------------------------------------       JUNE 30,
                                                                   2001                  2000              2001
                                                            ----------------      ---------------     ---------------

         Federal statutory income tax rate                            (34.0%)              (34.0%)             (34.0%)

         State income taxes, net of federal benefit                    (6.0%)               (6.0%)              (6.0%)

         Valuation allowance on net operating losses                   40.0%                40.0%               40.0%
                                                            ----------------      ---------------     ---------------

         Effective tax rate                                             ---%                 ---%                ---%
                                                            ================      ===============     ===============

         The components of the net deferred tax asset at June 30, 2001 are summarized below:

                  Deferred tax asset
                      Net operating losses                   $     1,311,260
                      Less: valuation allowance                   (1,311,260)
                                                             ----------------

                                                             $           ---
                                                             ================

         The Company has fully reserved for the tax benefits of its net operating losses at June 30, 2001 because of uncertainty about realization. As of June 30, 2001, the Company had a net operating loss carryforward for federal and state purposes available to offset future taxable income of approximately $2,854,000 which expire at various times through 2020 and 2005, respectively. For income tax purposes, only a portion of the net operating loss can be utilized in any given year if the Company that generated the loss has more than a fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.

NOTE 5 - LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                                                     PERIOD MARCH 14
                                                                       THREE MONTHS ENDED               (INCEPTION)
                                                                            JUNE 30,                      THROUGH
                                                              ------------------------------------        JUNE 30,
                                                                     2001                  2000             2001
                                                              ----------------    ----------------   ----------------
(i)      NUMERATOR FOR BASIC AND DILUTED LOSS PER COMMON
         SHARE:
(ii)       NET LOSS                                           $      (254,415)    $       (65,323)   $    (3,278,153)
                                                              ================    ================   ================
         Denominator for basic and diluted loss per
         common share:
           Weighted average
              Common shares outstanding                            15,747,866          10,989,637         14,417,741
                                                              ================    ================   ================

         Net loss per common share                            $          (.02)    $          (.01)   $          (.23)
                                                              ================    ================   ================


NOTE 6 - REDEEMABLE COMMON STOCK AND COMMON STOCK REDEMPTION LIABILITY

         The Company has entered into certain agreements with investors for the sale of its common stock. In October 2000, the Company issued to three investors 214,293 shares of its common stock at $3.50 a share in exchange for cash of $750,000. The Company has guaranteed that each share can be sold on the open markets at a price of $7.00 per share or more. If the market price does not meet or exceed the $7.00 per share price the Company has agreed to repurchase the shares at that price. The effective term of the guarantee is one year beginning October 9, 2000. Any amounts payable may be made, at the option of the Company, in cash or in additional shares of the Company's common stock, provided, however, that in the event that the Company elects to make such payment in shares of stock, such stock shall be registered for resale under the securities act. The Company's majority shareholder has personally guaranteed the Company's obligations. If the Company defaults on the guaranteed return the investor can be remedied by proceeding against the Company and/or foreclosing on a mortgage that was used as security for the agreement. The mortgage was pledged by a Company shareholder. The shareholder has subsequently filed for personal bankruptcy, and a sale of the underlying real estate associated with the mortgage has occurred. Approximately $575,000 of proceeds related to the sale is being held in escrow as potential collateral for the redeemable common stock shareholders.

         The Company has elected to amortize the difference between the guaranteed stock price of $7.00 and the stock purchase price of $3.50 over a twelve month period beginning October 9, 2000. The common stock redemption liability as of June 30, 2001 is $562,500. The remaining redemption liability that will be amortized through October, 2001 is $187,500.

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

         The Company's subsidiary has recorded an accrual for unpaid federal and state payroll tax liabilities. The tax liabilities have been unpaid for several months. Because the taxes have not been paid, an accrual for penalties and interest has also been made. As of June 30, 2001, accrued payroll tax liabilities were approximately $234,000. As previously discussed the subsidiary has filed for voluntary Chapter 7 bankruptcy. The Company has potential liability for its subsidiary's liability relating to the unpaid payroll taxes and penalties.


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

         As of June 30, 2001 no options have been granted under the Plan.

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

         The following represents a summary of the warrants outstanding at June 30, 2001:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                 EXERCISE
                                                                WARRANTS           PRICE
                                                              --------------    -------------
         Outstanding, March 31, 2001                                214,286     $       5.00
              Granted                                                   ---              ---
              Exercised                                                 ---              ---
              Expired/forfeited                                         ---              ---
                                                              --------------    -------------

         Outstanding, June 30, 2001                                 214,286     $       5.00
                                                              ==============    =============

         Exercisable, June 30, 2001                                 214,286     $       5.00
                                                              ==============    =============

         Weighted average fair value of warrants granted                        $       5.00
                                                                                =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

         Results of Operations and Financial Condition
         ---------------------------------------------

         During the fiscal year ended March 31, 2001, and pending the roll-out of its Internet portal, the Company commenced providing mortgage brokerage services on a limited basis. During the fiscal year ended March 31, 2001, the Company generated $131,599 of revenue from loan origination fees against $2,730,737 of expenses. The Company realized a net loss of $2,599,138 for the year ended March 31, 2001. However, the Company had to cease all operations and lay off all of its employees in December 2000 due to a lack of capital and its operating subsidiary filed a petition under Chapter 7 of the Bankruptcy Code in April 2001. The Company intends to launch its Internet portal when, if ever, it receives the required additional capital.

         As of June 30, 2001, the Company had negative working capital of $(828,930). The Company expects to incur losses from operations for, at least, the next several months and the Company will require significant additional capital.

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

         On July 31, 2000, the Company completed its acquisition of HomeZipR.com Corp., a Delaware corporation ("HomeZipR-Delaware"), pursuant to which the Company purchased all of the outstanding shares of HomeZipR-Delaware in exchange for 1,200,000 shares of the Company's common stock and 5,000,000 shares of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock was convertible at the option of the holder into 2.65 shares of common stock. In September 2000, the 5,000,000 shares of our Series A Preferred Stock were converted into 13,250,000 common shares.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         Inapplicable.

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

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      HomeZipR Corp.
                                                      (Registrant)


Dated:  August 16, 2001                               By:  /s/ Michael Reza
                                                         -----------------------
                                                         Michael Reza,
                                                         Chief Executive Officer