Form 10QSB
period 2001-09-30
HOMEZIPR CORP
filed 2001-12-28
CIK 217165

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

Commission File Number

                                 HomeZipR Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                             84-0682860
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

As of December 27, 2001, the Company had 15,749,866 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                            Yes                  No    X
                                -------             -------

                                 HOMEZIPR CORP.
                                 --------------

                              INDEX TO FORM 10-QSB
                              --------------------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                    ----------------------------------------


PART I            FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

         Condensed Consolidated Balance Sheet as of September 30, 2001.........3

         Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2001 and 2000 and the period
         March 14, 2000 (inception) through September 30, 2001.................4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended September 30, 2001 and 2000 and the period
         March 14, 2000 (inception) through September 30, 2001...............5-6

         Notes to Condensed Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis or Plan of Operation............18

PART II           OTHER INFORMATION...........................................19

                  Signatures..................................................20


                                 HOMEZIPR CORP.
                                 --------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                               SEPTEMBER 30, 2001
                               ------------------

                                   (UNAUDITED)
                                   -----------


                                     ASSETS
                                     ------

PROPERTY AND EQUIPMENT, net (Note 3)                                            $     107,963
                                                                                --------------

       Total assets                                                             $     107,963
                                                                                ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable and other accrued expenses                                  $      89,285
   Accrued payroll and related liabilities                                            251,362
   Stock subscriptions refund payable                                                  45,000
   Common stock redemption liability (Note 6)                                         729,167
                                                                                --------------

       Total current liabilities                                                    1,114,814
                                                                                --------------

REDEEMABLE COMMON STOCK (Note 6)
   214,293 shares issued and outstanding                                              750,000
                                                                                --------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value,
     10,000,000 shares authorized no shares issued
   Common stock, no par value,
     50,000,000 shares authorized, 15,535,573 shares issued and outstanding exclusive of 214,293 shares of redeemable common stock issued and
       outstanding                                                                  1,700,723
   Deficit accumulated during the development stage                                (3,457,574)
                                                                                --------------

       Total stockholders' deficit                                                 (1,756,851)
                                                                                --------------

       Total liabilities and stockholders' deficit                              $     107,963
                                                                                ==============

 See the accompanying notes to these condensed consolidated financial statements


                                                                    HOMEZIPR CORP.
                                                                    --------------
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                             -----------------------------

                                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    -----------------------------------------------

                                                                      (UNAUDITED)
                                                                      -----------
                                                                                                                  MARCH 14, 2000
                                                                                                                    (INCEPTION)
                                               THREE MONTHS ENDED                  SIX MONTHS ENDED                   THROUGH
                                                   SEPTEMBER 30,                     SEPTEMBER 30,                  SEPTEMBER 30,
                                             2001              2000              2001                2000               2001
                                       ---------------    ---------------  ----------------    ----------------   ----------------
REVENUES
   Loan origination fees               $          ---     $       65,876   $           ---     $        65,876    $       131,599
                                       ---------------    ---------------  ----------------    ----------------   ----------------

OPERATING EXPENSES:

   Commissions, compensation and
     benefits                                     ---            647,209               ---             647,209          1,528,182
   General and administrative                 179,421            293,928           433,836             332,549          1,566,726
   Loss on abandonment of fixed
     assets (Note 2)                              ---                ---               ---                 ---            494,265
                                       ---------------    ---------------  ----------------    ----------------   ----------------

     Total expenses                           179,421            941,137           433,836             979,758          3,589,173
                                       ---------------    ---------------  ----------------    ----------------   ----------------


LOSS BEFORE INCOME TAXES                     (179,421)          (875,261)         (433,836)           (913,882)        (3,457,574)


PROVISION FOR INCOME TAXES (Note 4)               ---                ---               ---                 ---                ---
                                       ---------------    ---------------  ----------------    ----------------   ----------------

NET LOSS                               $     (179,421)    $     (875,261)   $     (433,836)    $      (913,882)   $    (3,457,574)
                                       ===============    ===============   ===============    ================   ================


BASIC AND DILUTED LOSS PER SHARE       $         (.01)    $         (.06)   $         (.03)    $          (.07)   $          (.24)
                                       ===============    ===============   ===============    ================   ================




SHARES USED TO COMPUTE BASIC AND
   DILUTED LOSS PER SHARE
   INCLUDING 214,293 SHARES OF
   REDEEMABLE COMMON STOCK                 15,749,866         14,549,889        15,749,866          12,672,063         14,379,848
                                       ===============    ===============   ===============    ================   ================



                                    See the accompanying notes to these condensed consolidated financial statements

                                                                          4

                                 HOMEZIPR CORP.
                                 --------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                                       MARCH 14, 2000
                                                                                         (INCEPTION)
                                                          SIX MONTHS ENDED SEPTEMBER 30,   THROUGH
                                                          ------------------------------ SEPTEMBER 30,
                                                               2001           2000           2001
                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $  (433,836)   $  (913,882)   $(3,457,574)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation                                               14,359         25,103         33,570
     Costs provided in exchange for common stock                   ---        196,875        472,500
     Rent provided by a stockholder in exchange for
       addition to common stock equity                           3,000            ---          3,000
     Loss from abandonment of fixed assets                         ---            ---        494,264

     Non-cash charge for mandatory redemption liability        354,167            ---        729,167
     Changes in operating assets and liabilities
       Receivables                                                 ---        (61,300)           ---
       Prepaid expenses                                          2,500         16,089            ---
       Deposits                                                    ---        (50,565)           ---
       Accounts payable and other accrued expenses              30,588        331,004         42,461
       Accrued payroll and related liabilities                  28,977            ---        251,362
                                                           ------------   ------------   ------------

         Net cash used in operating activities                    (245)      (456,676)    (1,431,250)
                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              ---         (4,117)       (78,605)
                                                           ------------   ------------   ------------

         Net cash used in investing activities                     ---         (4,117)       (78,605)
                                                           ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to affiliates                                   ---        278,070            ---
   Proceeds from issuance of common stock                          ---         95,649        666,105
   Increase in stock subscriptions refund payable                  ---            ---         45,000

   Proceeds from issuance of redeemable common stock               ---            ---        750,000
   Funds received from stock subscription receivable               ---         48,750         48,750
                                                           ------------   ------------   ------------

         Net cash provided by financing activities                 ---        422,469      1,509,855
                                                           ------------   ------------   ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                         (245)       (38,324)           ---


CASH AND CASH EQUIVALENTS, beginning of period                     245         81,350            ---
                                                           ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                   $       ---    $    43,026    $       ---
                                                           ============   ============   ============

          See the accompanying notes to these condensed consolidated financial statements

                                                 5



                                 HOMEZIPR CORP.
                                 --------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                   (UNAUDITED)
                                   -----------




                                                                                       MARCH 14, 2000
                                                                                         (INCEPTION)
                                                          SIX MONTHS ENDED SEPTEMBER 30,   THROUGH
                                                          ------------------------------ SEPTEMBER 30,
                                                               2001           2000           2001
                                                           ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                $       ---    $       ---    $    10,949
   Cash paid during the period for income taxes            $       ---    $       ---    $       ---


           See the accompanying notes to these condensed consolidated financial statements

                                                      6

                                 HOMEZIPR CORP.
                                 --------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------
                                   (UNAUDITED)
                                   -----------



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements include the accounts of HomeZipR Corp. (the "Company") and its wholly owned subsidiary, HomeZipR.com Corp.

         The management of HomeZipR Corp. without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of September 30, 2001, and the results of operations for the three months and six months ended September 30, 2001 and September 30, 2000 and its cash flows for the six months ended September 30, 2001 and September 30, 2000, and the period March 14, 2000 (inception) through September 30, 2001. The interim results are not necessarily indicative of the results for the full year.

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

         GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of Septemer 30, 2001, the Company has negative working capital, negative cash flows from operations, liabilities from underpayment of payroll taxes and a stockholders' deficit of $3,457,574. In addition, the Company has ceased its only revenue producing activity, and the Company's subsidiary (HomeZipR.com) has filed for voluntary Chapter 7 bankruptcy. All of these facts raise substantial doubt about its ability to continue as a going concern.

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS". SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of September 30, 2001 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of accounts payable, accrued expenses, stock subscriptions refund payable, common stock redemption liability and redeemable common stock.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS. 121"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At September 30, 2001, management determined that the Company's long-lived assets which consist of property and equipment are not impaired. There can be no assurance, however, that market conditions will not change which could result in additional future long-lived asset impairments.

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

         STOCK BASED COMPENSATION - The Company accounts for non-employee stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

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

         ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "BUSINESS Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company has not been affected by SFAS 141.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "GOODWILL AND OTHER INTANGIBLE ASSETS," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company has not been affected by SFAS 142.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS 143 established standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

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

         The assets from this acquisition were used for the subsidiary's operations in Atlanta, Georgia. Operations have subsequently ceased in Atlanta and the subsidiary has filed for bankruptcy. The fixed assets from Atlanta have been abandoned due to the shut down of the subsidiary. It is management's belief that the assets cannot be retained. Therefore, the Company elected to remove the assets and record a loss from abandonment. For the fiscal year ended March 31, 2001 the loss from abandonment was $494,264.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following at September 30, 2001:


                  Office equipment                         $       74,620
                  Furniture and fixtures                           21,913
                  Computer equipment                               45,000
                                                           ---------------

                                                                  141,533
                  Less: accumulated depreciation                  (33,570)
                                                           ---------------

                                                           $      107,963
                                                           ===============

NOTE 4 - INCOME TAXES

         The Company has incurred operating losses from the period March 14, 2000 (inception) through September 30, 2001. As a result, no income tax expense has been recorded other than the minimum state tax provision, and the tax benefit of net operating losses has been offset by valuation allowances.

         The components of the provision for income taxes are summarized as follows:

                                                                                         PERIOD MARCH 14
                                                         SIX MONTHS ENDED                 (INCEPTION)
                                                           SEPTEMBER 30,                    THROUGH
                                                 ---------------------------------       SEPTEMBER 30,
                                                      2001               2000                 2001
                                                 --------------     --------------      --------------
         Current                                 $         ---      $         ---       $         ---
         Deferred                                       30,500            365,600           1,240,000
         Change in valuation allowance                 (30,500)          (365,600)         (1,240,000)
                                                 --------------     --------------      --------------

         Provision for taxes                     $          ---     $         ---       $         ---
                                                 ==============     ==============      ==============


         The following table reconciles the federal statutory income tax rate to the effective tax rate of the provision for income taxes:

                                                                                               PERIOD MARCH 14
                                                               SIX MONTHS ENDED                 (INCEPTION)
                                                                 SEPTEMBER 30,                    THROUGH
                                                       ---------------------------------       SEPTEMBER 30,
                                                            2001               2000                 2001
                                                       --------------     --------------      --------------

         Federal statutory income tax rate                    (34.0%)            (34.0%)             (34.0%)

         State income taxes, net of federal benefit            (6.0%)             (6.0%)              (6.0%)

         Valuation allowance on net operating losses           40.0%              40.0%               40.0%
                                                       --------------     --------------      --------------

         Effective tax rate                                     ---%               ---%                ---%
                                                       ==============     ==============      ==============

         The components of the net deferred tax asset at June 30, 2001 are summarized below:

                  Deferred tax asset
                      Net operating losses                  $     1,240,000
                      Less: valuation allowance                  (1,240,000)
                                                            ----------------

                                                            $           ---
                                                            ================

         The Company has fully reserved for the tax benefits of its net operating losses at June 30, 2001 because of uncertainty about realization. As of September 30, 2001, the Company had a net operating loss carryforward for federal and state purposes available to offset future taxable income of approximately $2,676,000 which expire at various times through 2020 and 2005, respectively. For income tax purposes, only a portion of the net operating loss can be utilized in any given year if the Company that generated the loss has more than a fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.


NOTE 5 - LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                                                  PERIOD
                                                                                                  MARCH 14
                                                               SIX MONTHS ENDED                 (INCEPTION)
                                                                 SEPTEMBER 30,                    THROUGH
                                                       ---------------------------------       SEPTEMBER 30,
                                                            2001               2000                 2001
                                                       --------------     --------------      --------------

         Numerator for basic and diluted loss
         per common share:
           Net loss                                    $    (433,836)     $    (913,882)      $  (3,457,574)
                                                       ==============     ==============      ==============
         Denominator for basic and diluted loss
         per common share:
           Weighted average
              Common shares outstanding                   15,749,866         12,672,063          14,379,848
                                                       ==============     ==============      ==============

         Net loss per common share                     $        (.03)     $        (.07)      $        (.24)
                                                       ==============     ==============      ==============

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

         The Company has elected to amortize the difference between the guaranteed stock price of $7.00 and the stock purchase price of $3.50 over a twelve month period beginning October 9, 2000. The common stock redemption liability as of September 30, 2001 is $729,167. The remaining redemption liability that will be amortized through October, 2001 is $20,833.


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

         The Company's subsidiary has recorded an accrual for unpaid federal and state payroll tax liabilities. The tax liabilities have been unpaid for several months. Because the taxes have not been paid, an accrual for penalties and interest has also been made. As of September 30, 2001, accrued payroll tax liabilities were approximately $251,000. As previously discussed the subsidiary has filed for voluntary Chapter 7 bankruptcy. The Company has potential liability for its subsidiary's liability relating to the unpaid payroll taxes and penalties.


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

         As of September 30, 2001 no options have been granted under the Plan.

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

         The following represents a summary of the warrants outstanding at June 30, 2001:

                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                                                          EXERCISE
                                                                    WARRANTS                PRICE
                                                               -----------------     ----------------
         Outstanding, March 31, 2001                                     214,286     $           5.00
              Granted                                                        ---                  ---
              Exercised                                                      ---                  ---
              Expired/forfeited                                              ---                  ---
                                                               -----------------     ----------------

         Outstanding, September 30, 2001                                 214,286     $           5.00
                                                               =================     ================

         Exercisable, September 30, 2001                                 214,286     $           5.00
                                                               =================     ================

         Weighted average fair value of warrants granted                             $           5.00
                                                                                     ================


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

         As of September, 2001, the Company had negative working capital of $(1,114,814). The Company expects to incur losses from operations for, at least, the next several months and the Company will require significant additional capital.

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


                                                   HomeZipR Corp.
                                                   (Registrant)


Dated:  December 27, 2001                          By:  /s/ Michael Reza
                                                      --------------------------
                                                      Michael Reza,
                                                      Chief Executive Officer