Form 10QSB
period 2001-12-31
HOMEZIPR CORP
filed 2002-03-05
CIK 217165

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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

As of February 22, 2002, the Company had 15,749,866 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                            Yes                  No    X
                                -------             -------

                                 HOMEZIPR CORP.
                                 --------------

                              INDEX TO FORM 10-QSB
                              --------------------
                    FOR THE QUARTER ENDED DECEMBER 31, 2001
                    ----------------------------------------

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

         Condensed Consolidated Balance Sheet as of December 31, 2001.........3

         Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2001 and 2000 and the period
         March 14, 2000 (inception) through December 31, 2001.................4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended December 31, 2001 and 2000 and the period
         March 14, 2000 (inception) through December 31, 2001...............5-6

         Notes to Condensed Consolidated Financial Statements..............7-11

Item 2.  Management's Discussion and Analysis or Plan of Operation...........12

PART II           OTHER INFORMATION..........................................13

                  Signatures.................................................14


                                         HOMEZIPR CORP.
                                         --------------
                                 (A DEVELOPMENT STAGE COMPANY)
                                 -----------------------------

                              CONDENSED CONSOLIDATED BALANCE SHEET
                              ------------------------------------

                                       DECEMBER 31, 2001
                                       ------------------

                                          (UNAUDITED)
                                          -----------


                                             ASSETS
                                             ------

PROPERTY AND EQUIPMENT, net                                                     $     100,963
                                                                                --------------

       Total assets                                                             $     100,963
                                                                                ==============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
                             -------------------------------------

CURRENT LIABILITIES
   Accounts payable and other accrued expenses                                  $      93,785
   Accrued payroll and related liabilities                                            251,362
   Stock subscriptions refund payable                                                  45,000
   Common stock redemption liability (Note 4)                                         750,000
                                                                                --------------

       Total current liabilities                                                    1,140,147
                                                                                --------------

REDEEMABLE COMMON STOCK (Note 4)
   214,293 shares issued and outstanding                                              750,000
                                                                                --------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value,
     10,000,000 shares authorized no shares issued
   Common stock, no par value,
     50,000,000 shares authorized, 15,535,573 shares
     issued and outstanding exclusive of 214,293 shares
     of redeemable common stock issued and outstanding                              1,700,723
   Deficit accumulated during the development stage                                (3,489,907)
                                                                                --------------

       Total stockholders' deficit                                                 (1,789,184)
                                                                                --------------

       Total liabilities and stockholders' deficit                              $     100,963
                                                                                ==============

 See the accompanying notes to these condensed consolidated financial statements

                                               3


                                                           HOMEZIPR CORP.
                                                           --------------
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   -----------------------------

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -----------------------------------------------

                                                            (UNAUDITED)
                                                            -----------
                                                                                                                  MARCH 14, 2000
                                                                                                                    (INCEPTION)
                                               THREE MONTHS ENDED                    NINE MONTHS ENDED                THROUGH
                                                   DECEMBER 31,                          DECEMBER 31,               DECEMBER 31
                                             2001              2000              2001                2000               2001
                                       ---------------    ---------------  ----------------    ----------------   ----------------
REVENUES
   Loan origination fees               $          ---     $       80,626   $           ---     $       167,467    $       131,599
                                       ---------------    ---------------  ----------------    ----------------   ----------------

OPERATING EXPENSES:

   Commissions, compensation and
     benefits                                     ---            252,556               ---             889,765          1,528,182
   General and administrative                  32,333            454,316           466,169             789,511          1,599,059
   Loss on abandonment of fixed
     assets                                       ---                ---               ---                 ---            494,265
                                       ---------------    ---------------  ----------------    ----------------   ----------------

     Total expenses                            32,333            706,872           466,169           1,679,276          3,621,506
                                       ---------------    ---------------  ----------------    ----------------   ----------------


LOSS BEFORE INCOME TAXES                      (32,333)          (626,246)         (466,169)         (1,511,809)        (3,489,907)


PROVISION FOR INCOME TAXES                        ---                ---               ---                 ---                ---
                                       ---------------    ---------------  ----------------    ----------------   ----------------

NET LOSS                               $      (32,333)    $     (626,246)   $     (466,169)    $    (1,511,809)   $    (3,489,907)
                                       ===============    ===============   ===============    ================   ================


BASIC AND DILUTED LOSS PER SHARE       $        (.002)    $         (.04)   $         (.03)    $          (.10)
                                       ===============    ===============   ===============    ================


SHARES USED TO COMPUTE BASIC AND
   DILUTED LOSS PER SHARE
   INCLUDING 214,293 SHARES OF
   REDEEMABLE COMMON STOCK                 15,749,866         15,749,866        15,749,866          15,749,866
                                       ===============    ===============   ===============    ================

                          See the accompanying notes to these condensed consolidated financial statements

                                                                 4

                                            HOMEZIPR CORP.
                                            --------------
                                     (A DEVELOPMENT STAGE COMPANY)
                                     -----------------------------

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -----------------------------------------------

                                              (UNAUDITED)
                                              -----------


                                                                                       MARCH 14, 2000
                                                                                         (INCEPTION)
                                                          NINE MONTHS ENDED DECEMBER 31,   THROUGH
                                                          ------------------------------ DECEMBER 31,
                                                               2001           2000           2001
                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $   (466,169)  $(1,511,809)   $(3,489,907)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation                                               21,359         31,395         40,569
     Costs provided in exchange for common stock                   ---        196,875        472,500
     Rent provided by a stockholder in exchange for
       addition to common stock equity                           3,000            ---          3,000
     Loss from abandonment of fixed assets                         ---            ---        494,265

     Non-cash charge for mandatory redemption liability        375,000            ---        750,000
     Changes in operating assets and liabilities
       Receivables                                                 ---            ---           ---
       Prepaid expenses                                          2,500        (34,476)           ---
       Deposits                                                    ---            ---           ---
       Accounts payable and other accrued expenses              35,088        286,093         46,961
       Accrued payroll and related liabilities                  28,977            ---        251,362
                                                           ------------   ------------   ------------

         Net cash used in operating activities                    (245)    (1,031,922)    (1,431,250)
                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale(Purchase) of property and equipment                        ---         15,885        (78,605)
                                                           ------------   ------------   ------------

         Net cash used in investing activities                     ---         15,885        (78,605)
                                                           ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                          ---         95,649        666,105
   Increase in stock subscriptions refund payable                  ---            ---         45,000

   Proceeds from issuance of redeemable common stock               ---            ---        750,000
   Funds received from stock subscription receivable               ---        852,450         48,750
                                                           ------------   ------------   ------------

         Net cash provided by financing activities                 ---        948,099      1,509,855
                                                           ------------   ------------   ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                         (245)       (67,938)           ---


CASH AND CASH EQUIVALENTS, beginning of period                     245         81,350            ---
                                                           ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                   $       ---    $    13,412    $       ---
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

            See the accompanying notes to these condensed consolidated financial statements

                                                  5


                                            HOMEZIPR CORP.
                                            --------------
                                     (A DEVELOPMENT STAGE COMPANY)
                                     -----------------------------

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -----------------------------------------------

                                              (UNAUDITED)
                                              -----------



                                                                                       MARCH 14, 2000
                                                                                         (INCEPTION)
                                                          NINE MONTHS ENDED DECEMBER 31,   THROUGH
                                                          ------------------------------ DECEMBER 31,
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


            See the accompanying notes to these condensed consolidated financial statements



                                 HOMEZIPR CORP.
                                 --------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                           DECEMBER 31, 2001 AND 2000
                           ---------------------------
                                   (UNAUDITED)
                                   -----------


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

BASIS OF PRESENTATION - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 2001. The results for the nine month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

GOING CONCERN - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2001, the Company has negative working capital, negative cash flows from operations, liabilities from underpayment of payroll taxes and a stockholders' deficit of $3,489,907. In addition, the Company has ceased its only revenue producing activity, and the Company's subsidiary (HomeZipR.com) has filed for voluntary Chapter 7 bankruptcy. All of these facts raise substantial doubt about its ability to continue as a going concern.

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

ACCOUNTING PRONOUNCEMENTS - On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement is effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and will carry forward many of the provisions of SFAS 121 and Opinion
30. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. Management does not expect the adoption of SFAS 144 to have a material impact on the results of operations or financial position of the Company.

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


NOTE 3 - LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:


                                                                            NINE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                   ---------------------------------
                                                                        2001               2000
                                                                   --------------     --------------
         Numerator for basic and diluted loss
         per common share:
           Net loss                                                $    (466,169)     $  (1,511,809)
                                                                   ==============     ==============
         Denominator for basic and diluted loss
         per common share:
           Weighted average
              Common shares outstanding                                15,749,866         15,749,866
                                                                   ==============     ==============
         Net loss per common share                                 $        (.03)     $        (.10)
                                                                   ==============     ==============


NOTE 4 - REDEEMABLE COMMON STOCK AND COMMON STOCK REDEMPTION LIABILITY

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

The Company has elected to amortize the difference between the guaranteed stock price of $7.00 and the stock purchase price of $3.50 over a twelve month period beginning October 9, 2000. The common stock redemption liability as of December 31, 2001 is $750,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The Company's subsidiary has recorded an accrual for unpaid federal and state payroll tax liabilities. The tax liabilities have been unpaid for several months. Because the taxes have not been paid, an accrual for penalties and interest has also been made. As of December 31, 2001, accrued payroll tax liabilities were approximately $251,000. As previously discussed, the subsidiary has filed for voluntary Chapter 7 bankruptcy. The Company has potential liability for its subsidiary's liability relating to the unpaid payroll taxes and penalties.


NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

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

As of December 31, 2001 no options have been granted under the Plan.

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

The following represents a summary of the warrants outstanding at December 31, 2001:


                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                                                          EXERCISE
                                                                    WARRANTS                PRICE
                                                               -----------------     ----------------
         Outstanding, March 31, 2001                                     214,286     $           5.00
              Granted                                                        ---                  ---
              Exercised                                                      ---                  ---
              Expired/forfeited                                              ---                  ---
                                                               -----------------     ----------------

         Outstanding, December 31, 2001                                 214,286     $           5.00
                                                               =================     ================

         Exercisable, December 31, 2001                                 214,286     $           5.00
                                                               =================     ================

         Weighted average fair value of warrants granted                             $           5.00
                                                                                     ================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

         Results of Operations and Financial Condition
         ---------------------------------------------

         During the fiscal year ended March 31, 2001, and pending the roll-out of its Internet portal, the Company commenced providing mortgage brokerage services on a limited basis. However, the Company had to cease all operations and lay off all of its employees in December 2000 due to a lack of capital and its operating subsidiary filed a petition under Chapter 7 of the Bankruptcy Code in April 2001. The Company intends to launch its Internet portal when, if ever, it receives the required additional capital. The Company had no revenue during the nine month and three month periods ended December 31, 2001 as compared to $167,467 and $80,626, respectively, for the same periods last year. The total expenses for the nine month and three month periods ended December 31, 2001 were $466,169 and $32,333, respectively, as compared to $1,679,276 and $706,872, respectively, for the corresponding periods last year. Decrease in expenses is due to the amortization of the remaining portion of common stock redemption liability amounting to $20,833 during the three month period ended December 31, 2001 as compared to amortization expense of $166,667 in the prior period. Total loss for the nine month and three month periods ended December 31, 2001 were $466,169 and $32,333, respectively, as compared to $1,511,809 and $626,246 in the corresponding periods last year.

         As of December 31, 2001, the Company had negative working capital of $(1,039,184). The Company expects to incur losses from operations for, at least, the next several months and the Company will require significant additional capital.

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

                                                   HomeZipR Corp.
                                                   (Registrant)

Dated:  February 22, 2002                          By:  /s/ Michael Reza
                                                      --------------------------
                                                      Michael Reza,
                                                      Chief Executive Officer